Form 10-K
period 1996-12-31
METRIS RECEIVABLES INC
filed 1997-03-31
CIK 1003563

SECURITIES AND EXCHANGE COMMISSION
                   WASHINGTON, D.C.  20549
                    ____________________

                          FORM 10-K

      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
             THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended       33-99514
December 31, 1996               Commission file
                                number
____________________

                     METRIS MASTER TRUST
           Metris Receivables, Inc., as Transferor
   (Exact name of registrant as specified in its charter)

           Delaware                     41-1810301
   (State of Incorporation)          (I.R.S. Employer
                                    Identification No.)

  4400 Baker Road, Suite F-470, Minnetonka, Minnesota 55343
          (Address of principal executive offices)

                       (612) 525-5077
    (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:

6.45% Asset Backed Certificates, Series 1996-1, Class A
6.80% Asset Backed Certificates, Series 1996-1, Class B

The Registrant has no voting stock or class of common stock outstanding as of the date of this report.

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No



                      TABLE OF CONTENTS

PART I
                                                              Page

Item 1. Business                                                3

Item 2. Properties                                              3

Item 3. Legal Proceedings                                       3

Item 4. Submission of Matters to a Vote of Security Holders     3

PART II

Item 5. Market for Registrant's Common Equity and
        Related Stockholder Matters                             3

Item 6. Selected Financial Data                                 4

Item 7. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                     4

Item 8. Financial Statements and Supplementary Data             4

Item 9. Changes in and Disagreements with Accountants on
        Accounting and Financial Disclosure                     4

PART III

Item 10. Directors and Executive Officers of the Registrant     4

Item 11. Executive Compensation                                 4

Item 12. Security Ownership of Certain Beneficial
         Owners and Management                                  4

Item 13. Certain Relationships and Related Transactions         5

PART IV

Item 14. Exhibits, Financial Statement Schedules                5
         and Reports on Form 8-K

Signatures                                                      5

PART I

Item 1.   Business

          The Metris Master Trust (the "Trust" or the
     "Registrant") was originated by Fingerhut Receivables, Inc. (the "Transferor"), as Transferor under the Pooling and Servicing Agreement dated as of May 26, 1995, as amended (the P&S Agreement") by and among the Transferor, Direct Merchants Credit Card Bank, National Association, as servicer (the "Servicer") and The Bank of New York (Delaware), as trustee. The Series 1996-1 Supplement dated as of April 23, 1996 to the P&S Agreement provided for the issuance of the Asset Backed Certificates, Series 1996-1 (the "Certificates"). The Certificates represent interests in the Trust only and do not represent interests in or obligations of Metris Receivables, Inc., Direct Merchants Credit Card Bank, National Association, Metris Companies Inc. or any affiliate thereof. There are four classes of Certificates. Class A and Class B are registered pursuant to Section 12(g), Class C is privately held and the Transferor holds Class D. The Transferor has retained the subordinated transferor's interest in the Trust.


Item 2.   Properties

          The Trust's sole asset is a pool of closed-end consumer accounts receivable originated or acquired by Direct Merchants Credit Card Bank, National Association and certain affiliates.

Item 3.   Legal Proceedings

          None.

Item 4.   Submission of Matters to a Vote of Security Holders

          Not applicable.

PART II

Item 5.   Market for the Registrant's Common Equity and
          Related Stockholders Matters

          Each Class of the Certificates representing investors' interests in the Trust is represented by a single Certificate of such Class registered in the name of Cede & Co. ("Cede"), the nominee of The Depository Trust Company. To the best knowledge of the Registrant, there is no established public trading market for the Certificates.

Item 6.   Selected Financial Data

          Not applicable.

Item 7.   Management's Discussion and Analysis of Financial
          Condition  and Results of Operations

          Not applicable.

Item 8.   Financial Statements and Supplementary Data

          Not applicable.

Item 9.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure

          Not applicable.

PART III

Item 10.  Directors and Executive Officers of the Registrant

          Not applicable.

Item 11.  Executive Compensation

          Not applicable.

Item 12. Security Ownership of Certain Beneficial Owners and Management

          The Certificates representing investors' interests in the Trust are represented by a single Certificate registered in the name of Cede, the nominee of DTC, and an investor holding an interest in the Trust is not entitled to receive a Certificate representing such interest except in certain limited circumstances. Accordingly, Cede is the sole holder of record of Certificates, which it holds on behalf of brokers, dealers, banks and other direct participants in the DTC system. Such direct participants may hold Certificates for their own accounts or for the accounts of their customers. The name and address of Cede is :

                    Cede & Co.
                    c/o The Depository Trust Company
                    Seven Hanover Square
                    New York, New York  10004

Item 13.  Certain Relationships and Related Transactions

          Not applicable.

PART IV

Item 14.  Exhibits, Financial Statement Schedules, and
          Reports on Form 8-K

     (a)  1.   Annual Servicer's Certificate dated March 27, 1997.

          2.   Supplementary Fingerhut Master Trust Data.

     (b) No reports on Form 8-K were filed during the fourth fiscal quarter of 1996.

     (c)  Not applicable.

     (d)  Not applicable.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 31st day of March, 1997.

                              METRIS MASTER TRUST
                              METRIS RECEIVABLES, INC.
                              (Registrant)


                              By:  /s/Robert W. Oberrender
                                   Robert W. Oberrender
                                   President and Treasurer
                                   Metris Receivables, Inc.,
                                   as Transferor

                      INDEX TO EXHIBITS


Exhibit       Description of                 Sequential Page
Number        Exhibit                        Number

20(a)         Annual Servicer's Certificate

20(b)         Supplementary Master Trust
              Data