Form 10-K
period 1997-12-31
METRIS RECEIVABLES INC; METRIS MASTER TRUST
filed 1998-03-31
CIK 1003563, 1003564

SECURITIES AND EXCHANGE COMMISSION
                   WASHINGTON, D.C.  20549
                    ____________________

                          FORM 10-K

      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
             THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended       0-23961
December 31, 1997               Commission file
                                number
____________________

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

                       (612) 525-5020
    (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
None

6.45% Asset Backed Certificates, Series 1996-1, Class A
6.80% Asset Backed Certificates, Series 1996-1, Class B

6.87% Asset Backed Certificates, Series 1997-1, Class A
7.11% Asset Backed Certificates, Series 1997-1, Class B

Floating Rate Asset Backed Certificates, Series 1997-2, Class A
Floating Rate Asset Backed Certificates, Series 1997-2, Class B

The Registrant has no voting stock or class of common stock outstanding as of the date of this report.

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No

The aggregate principal amount of Certificates held by non affiliates as of December 31, 1997 was approximately
$1,884,500,000.


                      TABLE OF CONTENTS

PART I
                                                              Page

Item 1. Business                                                3

Item 2. Properties                                              3

Item 3. Legal Proceedings                                       3

Item 4. Submission of Matters to a Vote of Security Holders     4

PART II

Item 5. Market for Registrant's Common Equity and
        Related Stockholder Matters                             4

Item 6. Selected Financial Data                                 4

Item 7. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                     4

Item 8. Financial Statements and Supplementary Data             4

Item 9. Changes in and Disagreements with Accountants on
        Accounting and Financial Disclosure                     4

PART III

Item 10. Directors and Executive Officers of the Registrant     4

Item 11. Executive Compensation                                 4

Item 12. Security Ownership of Certain Beneficial
         Owners and Management                                  5

Item 13. Certain Relationships and Related Transactions         5

PART IV

Item 14.Exhibits, Financial Statement Schedules
        and Reports on Form 8-K                                 5

Signatures                                                      6
PART I

          The Metris Master Trust (the "Trust" or the
     "Registrant") was originated by Metris Receivables Inc. f/k/a Fingerhut Financial Services Receivables Inc. (the "Transferor"), as Transferor under the Pooling and Servicing Agreement dated as of May 26, 1995, as amended (the P&S Agreement") by and among the Transferor, Direct Merchants Credit Card Bank, National Association, as servicer (the "Servicer") and The Bank of New York (Delaware), as trustee. The P&S is supplemented by various series supplements providing for the issuance of certificates in varying series.
     The Series 1996-1 Supplement dated as of April 23, 1996 to the P&S Agreement provided for the issuance of the Asset Backed Certificates, Series 1996-1 (the "Series 1996-1 Certificates"). The Series 1997-1 Supplement dated as of May 8, 1997 to the P&S Agreement provided for the issuance of another series of Asset Backed Certificates, (the "Series 1997-1 Certificates"). The Series 1997-2 Supplement dated as of November 20, 1997 to the P&S Agreement provided for another series of Asset Backed Certificates (the "Series 1997-2 Certificates"). Hereafter, Series 1996-1 Certificates, Series 1997-1 Certificates, and Series 1997-2 Certificates are collectively referred to as the "Certificates." The Certificates represent interests in the Trust only and do not represent interests in or obligations of Metris Receivables Inc., Direct Merchants Credit Card Bank, National Association, Metris Companies Inc. or any affiliate thereof. There are four classes of Certificates in each series. Class A and Class B are to be registered pursuant to Section 12(g), Class C is privately held and the Transferor holds Class D. The Transferor has retained the transferor's interest in the Trust.

          The Registrant has prepared this Form 10-K in reliance upon various no-action letters issued by the Securities and Exchange Commission (the "Commission") to other trusts which are substantially similar to the Trust. Items designated herein as "Not Applicable" have been omitted as a result of this reliance.

Item 1.   Business

          Not Applicable

Item 2.   Properties

          The Trust's sole asset is a pool of credit card receivables originated or acquired by Direct Merchants
     Credit Card Bank, National Association.

Item 3.   Legal Proceedings

          Metris Receivables Inc. is not aware of any material pending litigation involving the Registrant, the Trustee, the Seller, or the Servicer with respect to the Certificates or the Registrant's Property.

Item 4.   Submission of Matters to a Vote of Security Holders

          No vote or consent of holders of any Class A or Class B Certificates was solicited for any purpose during the year ended December 31, 1997.

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

          None.

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

          The Seller is not aware of any Schedules 13D or 13G filed with the Commission in respect of the Certificates.

Item 13.  Certain Relationships and Related Transactions

          Not applicable.

PART IV

Item 14.  Exhibits, Financial Statement Schedules, and
          Reports on Form 8-K

     (a)  1.   Financial Statements:

               Not Applicable

          2.   Financial Statement Schedules:

               Not Applicable

          3.   See Exhibit 99 below


     (b) The following reports on Form 8-K were filed during the fourth fiscal quarter of 1997.

          Date of Report           Items Covered
          October 20, 1997         Certificateholders' Statement with
          November 24, 1997        respect to distribution made during such
          December 22, 1997        months


     (c)  Exhibit 99
       99.1   Annual Servicer's Certificate dated March 30, 1998.
       99.2   Supplementary Metris Master Trust
       99.3   Independent Public Accountants Review of Agreed Upon Procedures

     (d)  Not applicable.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 30th day of March, 1998.

                              METRIS MASTER TRUST
                              METRIS RECEIVABLES, INC.
                              (Registrant)


                              By:/s/
                                   Robert W. Oberrender
                                   President and Treasurer
                                   Metris Receivables, Inc.,
                                   as Transferor

                      INDEX TO EXHIBITS


Exhibit       Description of
Number        Exhibit

99.1          Annual Servicer's Certificate

99.2          Supplementary Master Trust Data

99.3          Independent Public Accountant's Review of Agreed
              Upon Procedures