Form 10-Q
period 1998-06-30
METRIS RECEIVABLES INC
filed 1998-08-04
CIK 1003563

UNITED STATES
		                      SECURITIES AND EXCHANGE COMMISSION
			                         WASHINGTON, D.C.  20549
                        			  _______________________

                                				FORM 10-Q

                                				(Mark One)


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

	For the quarterly period ended                  June 30, 1998

				    or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

	For the transition period from                  __________ to __________

           Commission file number:                 001-12351


                      			     METRIS COMPANIES INC.
	       (Exact name of registrant as specified in its charter)


      Delaware                                      41-1849591
(State of Incorporation)                        (I.R.S. Employer
                                          						 Identification No.)


  600 South Highway 169, Suite 1800, St. Louis Park, Minnesota  55426
         	      (Address of principal executive offices)


                         			    (612) 525-5020
         	(Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

	Yes __X____                                No _____

As of July 29, 1998, 19,225,000 shares of the registrant's common stock, par value $.01 per share, were outstanding.


                    			   METRIS COMPANIES INC.

                            			FORM 10-Q

                   			     TABLE OF CONTENTS




                  			       June 30, 1998

                                                         									  Page

PART I. FINANCIAL INFORMATION


	Item 1. Consolidated Financial Statements (unaudited):
			Consolidated Balance Sheets........................................3
			Consolidated Statements of Income..................................4
			Consolidated Statements of Cash Flows..............................5
			Notes to Consolidated Financial Statements.........................6

	Item 2. Management's Discussion and Analysis of
			Financial Condition and Results of
			Operations........................................................16

	Item 3. Quantitative and Qualitative Disclosures
			About Market Risk.................................................27


PART II.        OTHER INFORMATION

	Item 1. Legal Proceedings..........................................27

	Item 2. Changes in Securities......................................27

	Item 3. Defaults Upon Senior Securities............................27

	Item 4. Submission of Matters to a Vote of Security Holders........27

	Item 5. Other Information..........................................28

	Item 6. Exhibits and Reports on Form 8-K...........................29

		Signatures........................................................30


Part I. Financial Information

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

METRIS COMPANIES INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Dollars in thousands) (Unaudited)


                                    			  June 30,         December 31,
					                                     1998                 1997
Assets:
Cash and due from banks                $   11,735       $     21,006
Federal funds sold                         11,387             27,089
Short-term investments                        485                128
 Cash and cash equivalents                 23,607             48,223
Credit card loans:
 Loans held for securitization             40,539              8,795
 Retained interests in loans securitized  534,159            471,831
  Less:  Allowance for loan losses         47,919             32,039
 Net credit card loans                    526,779            448,587
Premises and equipment, net                17,464             15,464
Accrued interest and fees receivable        5,082              4,310
Prepaid expenses and deferred charges      26,698             18,473
Deferred income taxes                     128,318             80,787
Customer base intangible                   45,084             36,752
Other assets                               18,634             20,625
 Total assets                          $  791,666       $    673,221
Liabilities:
Short-term borrowings                  $  150,000       $    144,000
Long-term debt                            100,901            100,000
Accounts payable                           22,262             35,356
Other payables due to credit card
 securitizations, net                     192,168            134,559
Current income taxes payable to FCI        43,687              9,701
Deferred income                            59,745             49,204
Accrued expenses and other liabilities     23,625             24,363
 Total liabilities                        592,388            497,183
Stockholders' Equity:
Preferred stock, par value $.01 per share;
 10,000,000 shares authorized, none issued
 or outstanding
Common stock, par value $.01 per share;
 100,000,000 shares authorized,
 19,225,000 shares issued and outstanding     192               192
Paid-in capital                           107,059           107,059
Retained earnings                          92,027            68,787
 Total stockholders' equity               199,278           176,038
 Total liabilities and stockholders'
  equity                               $  791,666       $   673,221

	 See accompanying Notes to Consolidated Financial Statements.

METRIS COMPANIES INC. AND SUBSIDIARIES
Consolidated Statements of Income
(In thousands, except per share data) (Unaudited)

                              				      Three Months Ended     Six Months Ended
					                                       June 30,              June 30,
				                                    1998        1997       1998       1997
Interest Income:
Credit card loans                     $26,375    $ 14,221    $ 52,260   $ 26,155
Federal funds sold                        299         449         780        755
Other                                     348         168         769        358
 Total interest income                 27,022      14,838      53,809     27,268
Interest Expense                        6,188       2,073      12,831      3,532
Net Interest Income                    20,834      12,765      40,978     23,736
Provision for loan losses              21,390       6,429      41,432     17,483
Net interest income (expense)
 after provision for loan losses         (556)      6,336        (454)     6,253
Other Operating Income:
Net securitization and credit
 card servicing income                 30,048      18,294      64,955     44,827
Credit card fees, interchange
 and other income                      15,725      10,234      28,746     17,836
Fee-based services revenues            19,778      12,801      39,342     24,625
Net extended service plan revenues      6,756       1,332      11,760      1,621
				       72,307      42,661     144,803     88,909

Other Operating Expense:
Credit card account and other product
 solicitation and marketing expenses   11,277       8,756      21,427     16,477
Employee compensation                  14,584       8,184      29,672     16,137
Data processing services and
 communications                         8,113       4,254      16,970      9,265
Third-party servicing expense           2,487       2,769       5,058      5,739
Warranty and debt waiver underwriting
 and claims servicing expense           2,545       1,172       5,420      2,388
Credit card fraud losses                1,004         680       2,320      1,579
Other                                  11,578       7,379      25,069     15,192
                            				       51,588      33,194     105,936     66,777
Income Before Income Taxes             20,163      15,803      38,413     28,385
Income Taxes                            7,763       6,084      14,789     10,928
Net Income                            $12,400    $  9,719    $ 23,624   $ 17,457

Earnings Per Share:
Basic                                 $   .64    $    .51    $   1.23   $    .91
Diluted                               $   .62    $    .48    $   1.18   $    .87

Shares used to compute EPS:
Basic                                  19,225      19,225      19,225     19,225
Diluted                                19,982      20,142      19,938     20,162

	            See accompanying Notes to Consolidated Financial Statements.

METRIS COMPANIES INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Dollars in thousands) (Unaudited)

                                          					    Six Months Ended
							                                                June 30,
						                                              1998        1997
Operating Activities:
Net income                                      $    23,624   $  17,457
Adjustments to reconcile net income to net cash
 provided by operating activities:
 Provision for loan losses                           41,432      17,483
 Depreciation and amortization                       19,093       6,080
 Net amortization of gain on securitization
  of credit card loans                                2,449     ( 1,927)
 Changes in operating assets and liabilities:
  Accrued interest and fees receivable                 (772)        (85)
  Prepaid expenses and deferred charges             (18,270)     (7,052)
  Deferred income taxes                             (47,531)    (18,324)
  Accounts payable and accrued expenses             (13,832)     15,377
  Other payables due to credit card
   securitizations, net                              53,840      42,459
  Current income taxes payable to FCI                33,986      14,285
  Deferred income                                    10,541      17,609
  Other                                                 264      (5,521)
Net cash provided by operating activities           104,824      97,841

Investing Activities:
Proceeds from sales of loans                        239,550     447,750
Net loans originated or collected                  (263,265)   (481,199)
Credit card portfolio acquisition                  (108,164)    (39,804)
Additions to premises and equipment                  (4,078)     (2,174)
Net cash used in investing activities              (135,957)    (75,427)

Financing Activities:
Decrease in interest-bearing deposit                             (1,000)
Net increase (decrease) in short-term borrowings      6,000      (5,163)
Issuance of term loans                                  901
Cash dividends paid                                    (384)       (192)
Net cash provided by(used in) financing activities    6,517      (6,355)
Net (decrease)increase in cash and cash equivalents (24,616)     16,059
Cash and cash equivalents at beginning of period     48,223      32,082
Cash and cash equivalents at end of period      $    23,607  $   48,141

	 See accompanying Notes to Consolidated Financial Statements.

METRIS COMPANIES INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION
	The consolidated financial statements include the accounts of Metris Companies
Inc. ("MCI") and its subsidiaries (collectively, the "Company").  The Company is an information-based direct marketer of consumer credit products and fee-based services and extended service plans primarily to moderate-income consumers.  The Company's business is conducted through Metris Direct, Inc.,
Direct Merchants Credit Card Bank, National Association, Metris Direct
Services, Inc., Metris Funding Co., and Metris Receivables, Inc., each a wholly-owned direct or indirect subsidiary of MCI.

	All significant intercompany balances and transactions have been eliminated in consolidation.  The Company is an 83% owned indirect subsidiary of Fingerhut
Companies, Inc. ("FCI").

Interim Financial Statements

	The unaudited interim consolidated financial statements and related unaudited financial information in the footnotes have been prepared in accordance with generally accepted accounting principles and the rules and regulations of the
Securities and Exchange Commission for interim financial statements.  Such interim financial statements reflect all adjustments consisting of normal recurring accruals which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company and the results of its operations and its cash flows for the interim periods.  These consolidated financial statements should be read in conjunction with the financial statements and the notes thereto contained in the Company's annual report on Form 10-K for December 31, 1997.  The nature of the Company's business is such that the results of any interim period may not be indicative of the results to be expected for the entire year.

Pervasiveness of Estimates

	The consolidated financial statements have been prepared in accordance with generally accepted accounting principles, which require management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements as well as the reported amount of revenues and expenses during the reporting periods.  Actual results could differ from these estimates.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Statements of Cash Flows

	Cash paid for interest during the six month periods ended June 30, 1998 and
1997, was $4.8 million and $3.2 million, respectively.  Cash paid for income taxes for the same periods was $20.0 million and $15.0 million, respectively.

Earnings Per Share

	The following table presents the computation of basic and diluted weighted average shares used in the per share calculations:

                                     						      Three Months Ended       Six Months Ended
						                                                 June 30,                June 30,
						                                            1998        1997         1998       1997
(In thousands, except per share amounts)
Income available to common stockholders        $  12,400   $  9,719     $  23,624  $  17,457
Weighted average common shares outstanding        19,225     19,225        19,225     19,225
Adjustments for dilutive securities:
Assumed exercise of outstanding stock options        757        917           713        937
Diluted common shares                             19,982     20,142        19,938     20,162

Earnings per share:
Basic                                          $     .64   $    .51     $    1.23  $     .91
Diluted                                        $     .62   $    .48     $    1.18  $     .87


NOTE 3 - ALLOWANCE FOR LOAN LOSSES

	The activity in the allowance for  loan losses is as follows:


						Three Months Ended       Six Months Ended
						     June 30,                June 30,
						1998        1997         1998       1997
(In thousands)
Balance at beginning of period                 $  41,466   $ 19,357     $  32,039  $  12,829
Allowance related to assets acquired, net            110                      110        806
Provision for loan losses                         21,390      6,429        41,432     17,483
Loans charged-off                                 15,637      7,755        26,656     13,205
Recoveries                                           590        160           994        278
Net loan charge-offs                              15,047      7,595        25,662     12,927
Balance at end of period                       $  47,919   $ 18,191     $  47,919  $  18,191



NOTE 4 - SHORT-TERM BORROWINGS

	The Company borrows under a $300 million, five-year revolving credit facility
(the "Revolving Credit Facility"), which is currently guaranteed by FCI, to fund on-balance sheet loans and for other general business purposes.  At June
30, 1998, and December 31, 1997, the Company had outstanding borrowings of
$150 million and $144 million, respectively, under the Revolving Credit
Facility.  The weighted average interest rates on the Revolving Credit
Facility borrowings at June 30, 1998, and December 31, 1997, were 5.9% and
6.5%, respectively.


NOTE 5 - LONG-TERM DEBT

	During the second quarter 1998 the Company executed loans with the state of
Maryland and the county of Baltimore of approximately $.9 million in connection with an expansion of the Company's facilities in Baltimore, Maryland.

	In November 1997, the Company privately issued and sold $100 million of 10%
Senior Notes due 2004 (the "Senior Notes") pursuant to an exemption under the
Securities Act of 1933, as amended.  In March 1998, the Company completed an exchange offer for all of the Senior Notes. The terms of the new Senior Notes are identical in all material respects to the original private issue.
The Senior Notes are unconditionally guaranteed on a senior basis, jointly and severally, by Metris Direct, Inc. (the "Guarantor").  The guarantee is an unsecured obligation of the Guarantor and ranks pari passu with all existing and future unsubordinated indebtedness.

	Metris Direct, Inc. has various subsidiaries which have not guaranteed the Senior Notes. The following condensed consolidating financial statements of the Company, the Guarantor subsidiary and the non-guarantor subsidiaries are presented for purposes of complying with SEC reporting requirements.
Separate financial statements of Metris Direct, Inc. and the non-guaranteeing subsidiaries are not presented because management has determined that the subsidiaries financial statements would not be material to investors.

                        			   METRIS COMPANIES INC.
           	      Supplemental Consolidating Balance Sheets
			                             June 30, 1998
			                         (Dollars in thousands)


                             				Metris       Guarantor    Non-Guarantor
			                          Companies Inc.  Subsidiaries  Subsidiaries    Eliminations    Consolidated
Assets:
Cash and cash equivalents    $    (1,773)    $    (112)   $    25,492      $               $    23,607
Net credit card loans             30,552                      496,227                          526,779
Premises and equipment, net                     14,829          2,635                           17,464
Prepaid expenses and
 deferred charges                    239        17,916          8,543                           26,698
Deferred income taxes              1,533        15,118        111,667                          128,318
Customer base intangible                                       45,084                           45,084
Other assets                       6,261         5,813         11,642                           23,716
Investment in subsidiaries       457,074       460,700                        (917,774)
Total assets                 $   493,886     $ 514,264    $   701,290      $  (917,774)    $   791,666
Liabilities:
Interest-bearing deposit
 from affiliate              $    (1,000)    $            $     1,000      $               $
Borrowings/ intercompany
 balances                        154,230        (4,267)            37                          150,000
Long-term debt                   100,000           901                                         100,901
Other payables due to
 credit card
 securitizations, net              2,126                      190,042                          192,168
Current income taxes
 payable to FCI                   37,290         4,728          1,669                           43,687
Deferred income                      116        35,645         23,984                           59,745
Accrued expenses and other
 liabilities                       1,846        20,183         23,858                           45,887
Total liabilities                294,608        57,190        240,590                          592,388
Total stockholders' equity       199,278       457,074        460,700         (917,774)        199,278
Total liabilities and
 stockholders' equity        $   493,886     $ 514,264    $   701,290      $  (917,774)    $   791,666

                                 				   METRIS COMPANIES INC.
		                        Supplemental Consolidating Balance Sheets
				                                     December 31, 1997
				                                  (Dollars in thousands)


                            				Metris       Guarantor    Non-Guarantor
			                          Companies Inc.  Subsidiaries  Subsidiaries    Eliminations    Consolidated
Assets:
Cash and cash equivalents    $       336     $     390    $    47,497      $               $    48,223
Net credit card loans              8,086                      440,501                          448,587
Premises and equipment, net                     13,899          1,565                           15,464
Prepaid expenses and
 deferred charges                    138        15,075          3,260                           18,473
Deferred income taxes                682        12,638         67,467                           80,787
Customer base intangible           1,567                       35,185                           36,752
Other assets                       3,498         6,983         14,454                           24,935
Investment in subsidiaries       349,731       366,977                        (716,708)
Total assets                 $   364,038     $ 415,962    $   609,929      $  (716,708)    $   673,221
Liabilities:
Interest-bearing deposit
 from affiliate              $    (1,000)    $            $     1,000      $               $
Borrowings/intercompany
 balances                        177,598        7,975         (41,573)                         144,000
Long-term debt                   100,000                                                       100,000
Other payables due to
 credit card
 securitizations, net                491                      134,068                          134,559
Current income taxes
 payable to (receivable
 from) FCI                       (90,003)        (486)        100,190                            9,701
Deferred income                       33       35,044          14,127                           49,204
Accrued expenses and other
 liabilities                         881       23,698          35,140                           59,719
Total liabilities                188,000       66,231         242,952                          497,183
Total stockholders' equity       176,038      349,731         366,977         (716,708)        176,038
Total liabilities and
 stockholders' equity        $   364,038     $415,962     $   609,929      $  (716,708)    $   673,221

                          			     METRIS COMPANIES INC.
	                 Supplemental Consolidating Statements of Income
		                           Quarter Ended June 30, 1998
			                             (Dollars in thousands)



                             				Metris       Guarantor    Non-Guarantor
			                          Companies Inc.  Subsidiaries Subsidiaries     Eliminations    Consolidated
Interest Income              $       220     $            $    26,802      $               $   27,022
Interest Expense/(Income)          6,760           44            (616)                          6,188
Net Interest Income/(Expense)     (6,540)         (44)         27,418                          20,834
Provision for loan losses             33                       21,357                          21,390
Net Interest Income/(Expense)
 After Provision for Loan
 Losses                           (6,573)         (44)          6,061                            (556)
Other Operating Income:
Net securitization and credit
 card servicing income             2,735          (24)         27,337                          30,048
Credit card fees, interchange
 and other income                     44            1          15,680                          15,725
Fee-based services revenues                     2,712          17,066                          19,778
Net extended service plan
 revenues                                       6,599             157                           6,756
                             				  2,779        9,288          60,240                         72,307
Other Operating Expense:
Credit card account and other
 product solicitation and
 marketing expenses                             3,797           7,480                          11,277
Employee compensation                          12,615           1,969                          14,584
Data processing services and
 communications                                 1,127           6,986                           8,113
Third-party servicing expense                 (12,284)         14,771                           2,487
Warranty and debt waiver
 underwriting and claims
 servicing expense                                541           2,004                           2,545
Credit card fraud losses              6                           998                           1,004
Other                                80         2,927           8,571                          11,578
				                                 86         8,723          42,779                          51,588
Income/(Loss) Before Income
 Taxes and Equity in Income
 of Subsidiaries                 (3,880)          521          23,522                          20,163
Income taxes                     (1,494)           99           9,158                           7,763
Equity in income of
 subsidiaries                    14,786        14,364                         (29,150)
Net Income/(Loss)            $   12,400      $ 14,786     $    14,364      $  (29,150)     $   12,400

				                              METRIS COMPANIES INC.
		                      Supplemental Consolidating Statements of Income
			                          Quarter Ended June 30, 1997
			                             (Dollars in thousands)


                            				Metris       Guarantor     Non-Guarantor
			                         Companies Inc.  Subsidiaries  Subsidiaries    Eliminations    Consolidated
Interest Income              $      643      $             $   14,195      $               $   14,838
Interest Expense/(Income)         2,608           107            (642)                          2,073
Net Interest Income/(Expense)    (1,965)         (107)         14,837                          12,765
Provision for loan losses           241                         6,188                           6,429
Net Interest Income/(Expense)
 After Provision for Loan
 Losses                          (2,206)         (107)          8,649                           6,336
Other Operating Income:
Net securitization and credit
card servicing income            4,570                         13,724                          18,294
Credit card fees, interchange
 and other income                 (303)           (21)         10,558                          10,234
Fee-based services revenues                       138          12,663                          12,801
Net extended service plan
 revenues                                       1,332                                           1,332
                            				 4,267          1,449          36,945                          42,661
Other Operating Expense:
Credit card account and other
 product solicitation and
 marketing expenses                             1,990           6,766                           8,756
Employee compensation                           7,575             609                           8,184
Data processing services and
 communications                                   280           3,974                           4,254
Third-party servicing expense       15         (3,948)          6,702                           2,769
Warranty and debt waiver
 underwriting and claims
 servicing expense                                 77           1,095                           1,172
Credit card fraud losses            24                            656                             680
Other                               92          1,864           5,423                           7,379
				                               131          7,838          25,225                          33,194
Income/(Loss) Before Income
 Taxes and Equity in Income
 of Subsidiaries                 1,930         (6,496)         20,369                          15,803
Income taxes                       564         (1,171)          6,691                           6,084
Equity in income of
 subsidiaries                    8,353         13,678                        (22,031)
Net Income/(Loss)            $   9,719       $  8,353     $    13,678      $  (22,031)     $    9,719

                          				    METRIS COMPANIES INC.
		               Supplemental Consolidating Statements of Income
			                        Six Months Ended June 30, 1998
				                            (Dollars in thousands)

                           				Metris       Guarantor    Non-Guarantor
			                         Companies Inc.  Subsidiaries  Subsidiaries    Eliminations    Consolidated
Interest Income              $     454       $            $    53,355      $               $   53,809
Interest Expense/(Income)       10,079          4,418          (1,666)                         12,831
Net Interest
 Income/(Expense)               (9,625)        (4,418)         55,021                          40,978
Provision for loan losses           83                         41,349                          41,432
Net Interest
 Income/(Expense) After
 Provision for Loan
 Losses                        (9,708)         (4,418)         13,672                            (454)
Other Operating Income:
Net securitization and
 credit card servicing income   6,395             (24)         58,584                          64,955
Credit card fees,
 interchange and other
 income                            89               1          28,656                          28,746
Fee-based services
 revenues                                       4,262          35,080                          39,342
Net extended service plan
 revenues                                      11,147             613                          11,760
                            				6,484          15,386         122,933                         144,803
Other Operating Expense:
Credit card account and
 other product
 solicitation and
 marketing expenses                             7,732          13,695                          21,427
Employee compensation                          26,191           3,481                          29,672
Data processing services
 and communications                             2,487          14,483                          16,970
Third-party servicing
 expense                         (266)        (23,836)         29,160                           5,058
Warranty and debt waiver
 underwriting and claims
 servicing expense                              1,003           4,417                           5,420
Credit card fraud losses           18                           2,302                           2,320
Other                             217           8,643          16,209                          25,069
			                            	  (31)         22,220          83,747                         105,936
Income/(Loss) Before
 Income Taxes
 and Equity in Income of
 Subsidiaries                  (3,193)       (11,252)          52,858                          38,413
Income taxes                   (1,230)        (4,550)          20,569                          14,789
Equity in income of
 subsidiaries                  25,587         32,289                         (57,876)
Net Income/(Loss)            $ 23,624        $25,587      $   32,289       $ (57,876)      $  23,624


                         			    METRIS COMPANIES INC.
		            Supplemental Consolidating Statements of Income
			                     Six Months Ended June 30, 1997
			                         (Dollars in thousands)

                         		  		Metris       Guarantor    Non-Guarantor
			                        Companies Inc.  Subsidiaries  Subsidiaries    Eliminations    Consolidated
Interest Income              $  1,444        $            $   25,824       $               $  27,268
Interest Expense/(Income)       4,627            128          (1,223)                          3,532
Net Interest
 Income/(Expense)              (3,183)          (128)         27,047                          23,736
Provision for loan losses         433                         17,050                          17,483
Net Interest
 Income/(Expense) After
 Provision for Loan
 Losses                        (3,616)          (128)          9,997                           6,253
Other Operating Income:
Net securitization and
 credit card servicing
 income                         9,305                         35,522                          44,827
Credit card fees,
 interchange and other
 income                          (226)          (21)          18,083                          17,836
Fee-based services
 revenues                                      (614)          25,239                          24,625
Net extended service plan
 revenues                                     1,621                                            1,621
                     			       9,079            986           78,844                          88,909
Other Operating Expense:
Credit card account and
 other product
 solicitation and
 marketing expenses                          3,721            12,756                          16,477
Employee compensation                       14,911             1,226                          16,137
Data processing services
 and communications                          1,286             7,979                           9,265
Third-party servicing
 expense                          23        (7,134)           12,850                           5,739
Warranty and debt waiver
 underwriting and claims
 servicing expense                             (10)            2,398                           2,388
Credit card fraud losses          39                           1,540                           1,579
Other                             92         8,024             7,076                          15,192
				                             154        20,798            45,825                          66,777
Income/(Loss) Before
Income Taxes
 and Equity in Income of
 Subsidiaries                 5,309        (19,940)           43,016                          28,385
Income taxes                  1,865         (6,346)           15,409                          10,928
Equity in income of
 subsidiaries                 14,013         27,607                             (41,620)
 Net Income/(Loss)           $17,457       $ 14,013        $   27,607           (41,620)   $  17,457

                         			   METRIS COMPANIES INC.
	          Supplemental Condensed Consolidating Statements of Cash Flows
		                      Six Months Ended June 30, 1998
			                        (Dollars in thousands)

                              				Metris       Guarantor    Non-Guarantor
			                            Companies Inc.  Subsidiaries  Subsidiaries    Consolidated
Operating Activities:
Net cash provided by
(used in) operating
 activities                  $    124,103    $   (6,595)   $   (12,684)    $  104,824
Investing Activities:
Proceeds from sales of loans                                   239,550        239,550
Net loans originated or collected (20,706)                    (242,559)      (263,265)
Credit card portfolio acquisition                             (108,164)      (108,164)
Additions to premises and equipment               (2,887)       (1,191)        (4,078)
Net cash used in investing
 activities                       (20,706)        (2,887)     (112,364)      (135,957)
Financing Activities:
Net (decrease) increase in
 short-term borrowings/
 intercompany balances            (23,368)       (12,242)       41,610          6,000
Issuance of term loans                               901                          901
Cash dividends paid                 9,616                      (10,000)          (384)
Issuance of common stock                             (50)           50
Capital contributions             (91,754)        20,371        71,383
Net cash (used in) provided by
 financing activities            (105,506)         8,980       103,043          6,517
Net increase(decrease) in cash
 and cash equivalents              (2,109)          (502)      (22,005)       (24,616)
Cash and cash equivalents at
 beginning of period                  336            390        47,497         48,223
Cash and cash equivalents at end
 of period                   $     (1,773)   $      (112)  $    25,492     $   23,607

                         				 METRIS COMPANIES INC.
	        Supplemental Condensed Consolidating Statements of Cash Flows
			                   Six Months Ended June 30, 1997
                			       (Dollars in thousands)

                           				Metris       Guarantor    Non-Guarantor
			                         Companies Inc.  Subsidiaries  Subsidiaries    Consolidated
Operating Activities:
Net cash provided by
 (used in) operating
 activities                  $   70,235      $  (2,612)   $   30,218       $   97,841
Investing Activities:
Proceeds from sales of loans                                 447,750          447,750
Net loans originated or
 collected                      (32,295)                    (448,904)        (481,199)
Credit card portfolio acquisition                            (39,804)         (39,804)
Additions to premises and
 equipment                                       (2,152)         (22)          (2,174)
Net cash used in investing
 activities                     (32,295)         (2,152)     (40,980)         (75,427)
Financing Activities:
Decrease in interest-bearing
 deposit                         (1,000)                                        (1,000)
Net (decrease) increase in
 short-term borrowings/
 intercompany balances           (1,172)          4,461        (8,452)          (5,163)
Capital contributions           (40,149)                       39,957             (192)
Net cash (used in) provided
 by financing activities        (42,321)          4,461        31,505           (6,355)
Net (decrease)  increase in
cash and cash equivalents        (4,381)           (303)       20,743           16,059
Cash and cash equivalents at
 beginning of period              4,375              84        27,623           32,082
Cash and cash equivalents at
 end of period               $       (6)     $     (219)   $   48,366      $    48,141

ITEM 2.

                			  METRIS COMPANIES INC. AND SUBSIDIARIES
			                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
		                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	The following discussion and analysis provides information management believes to be relevant to understanding the financial condition and results of operations of Metris Companies Inc. and its subsidiaries (collectively, the "Company"), including Metris Direct, Inc., Direct Merchants Credit Card Bank, National Association ("Direct Merchants Bank"), Metris Direct Services, Inc., Metris Funding Co., and Metris Receivables, Inc. This discussion should be read in conjunction with the following documents for a full understanding of the Company's financial condition and results of operations: Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's 1997 Annual Report to Shareholders; the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997; and the Proxy Statement for the 1997 Annual Meeting of Shareholders. In addition, this discussion should be read in conjunction with the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1998, of which this commentary is a part, the condensed consolidated financial statements and the related notes thereto.

Results of Operations

	Net income for the three months ended June 30, 1998, was $12.4 million, or $.62 per share, up 28% from $9.7 million, or $.48 per share for the second quarter of 1997. The increase in net income is the result of an increase in net interest income and other operating income partially offset by increases in the provision for loan losses and other operating expenses. These increases are largely attributable to the growth in average managed loans to $3.7 billion for the second quarter 1998 from $1.9 billion for the second quarter 1997, an increase of 89%.

	Net income for the six months ended June 30, 1998, was $23.6 million, or $1.18 per share, up 35% from $17.5 million, or $.87 per share for the second quarter of 1997.  The increase in net income is the result of an increase in net interest income and other operating income partially offset by increases in the provision for loan losses and other operating expenses.  These increases are largely attributable to the growth in average managed loans to
$3.7 billion for the six months ended June 30, 1998, from $1.8 billion for the same period in 1997, an increase of 100%.  In addition, credit card charge volume was $1.6 billion for the first half of 1998, a 49%
increase over the same period in 1997.

Managed Loan Portfolio

	The Company's managed loan portfolio is comprised of credit card loans held for securitization, retained interests in loans securitized and the investors' share of securitized credit card loans. The investors' share of securitized credit card loans is not an asset of the Company, and therefore, is not shown on the Company's consolidated balance sheets. The following tables summarize the Company's managed loan portfolio:


                                             						      June 30,
						                                              1998           1997
Dollars in thousands
Period-end balances
Credit card loans:
Loans held for securitization               $     40,539     $     49,663
Retained interests in loans securitized          534,159          226,798
Investors' interests in securitized loans      3,306,267        1,848,360
Total managed loan portfolio                $  3,880,965     $  2,124,821


                                 				   Three Months Ended        Six Months Ended
				                                        June 30,                  June 30,
				                                   1998         1997         1998       1997
Dollars in thousands
Average balances
Credit card loans:
Loans held for securitization     $    56,059   $   105,373  $    44,862  $    71,205
Retained interests in loans
 securitized                          510,258       217,331      502,097      217,393
Investors' interests in
 securitized loans                  3,120,717     1,624,967    3,107,920    1,541,436
Total managed loan portfolio      $ 3,687,034   $ 1,947,671  $ 3,654,879  $ 1,830,034

Impact of Credit Card Securitizations

The following table provides a summary of the effects of credit card securitizations on selected line items of the Company's statements of income for each of the periods presented, as well as selected financial information on both an owned and a managed loan portfolio basis:

                               				     Three Months Ended        Six Months Ended
					                                        June 30,                 June 30,
				                                       1998        1997          1998        1997
Dollars in thousands
Statements of Income (owned basis):
  Net interest income                $    20,834   $   12,765  $   40,978  $   23,736
  Provision for loan losses               21,390        6,429      41,432      17,483
  Other operating income                  72,307       42,661     144,803      88,909
  Other operating expense                 51,588       33,194     105,936      66,777
  Income before income taxes         $    20,163   $   15,803  $   38,413  $   28,385

Adjustments for Securitizations:
 Net interest income                 $    97,698   $   54,844  $  198,589  $  102,296
 Provision for loan losses               107,979       60,271     213,972     105,439
 Other operating income                   10,281        5,427      15,383       3,143
 Other operating expense
 Income before income taxes         $              $           $           $

Statements of Income (managed basis):
 Net interest income                $    118,532   $   67,609  $  239,567  $  126,032
 Provision for loan losses               129,369       66,700     255,404     122,922
 Other operating income                   82,588       48,088     160,186      92,052
 Other operating expense                  51,588       33,194     105,936      66,777
 Income before income taxes        $      20,163   $   15,803  $   38,413  $   28,385

Other Data:
Owned Basis:
Average interest-earning assets    $     614,538   $  369,301  $  604,862   $  330,430
Return on average assets                     6.2%         9.0%        6.0%         9.1%
Return on average equity                    25.9%        25.5%       25.6%        23.8%
Net interest margin (1)                     13.6%        13.9%       13.7%        14.5%
Managed Basis:
Average interest-earning assets    $   3,735,255   $1,994,268  $3,712,783   $1,871,866
Return on average assets                     1.3%         1.9%        1.3%         1.9%
Return on average equity                    25.9%        25.5%       25.6%        23.8%
Net interest margin (1)                     12.7%        13.6%       13.0%        13.6%

(1) Net interest margin is equal to annualized net interest income divided by average interest-earning assets.

Net Interest Income

	Net interest income consists primarily of interest earned on the Company's credit card loans less interest expense on borrowings to fund the loans.

	Managed net interest income for the three and six months ended June 30, 1998, was $118.5 million and $239.6 million compared to $67.6 million and $126.0 million for the same periods in 1997. These increases were primarily due to a $1.7 billion and $1.8 billion increase in average managed loans over the comparable periods in 1997.

	The following tables provide an analysis of interest income and expense, net interest spread, net interest margin and average balance sheet data for the three and six month periods ended June 30, 1998 and 1997:

Analysis of Average Balances, Interest and Average Yields and Rates


                                        					     Three Months Ended June 30,
					                                            1998                       1997
				                             Average               Yield/       Average                   Yield/
				                             Balance   Interest    Rate         Balance      Interest     Rate
Dollars in thousands
Owned Basis
Assets:
Interest-earning assets:
Federal funds sold              $  22,059  $   299     5.4%        $   33,076   $   449       5.4%
Short-term investments             26,162      348     5.3%            13,521       168       5.0%
Credit card loans                 566,317   26,375    18.7%           322,704    14,221      17.7%
Total interest-earning assets   $ 614,538  $27,022    17.6%        $  369,301   $14,838      16.1%

Other assets                      230,205                              85,775
Allowance for loan losses         (46,231)                            (21,535)
Total assets                    $ 798,512                          $  433,541
Liabilities and Equity:
Interest-bearing liabilities    $ 266,396  $ 6,188     9.3%        $  122,176   $ 2,073       6.8%
Other liabilities                 339,956                             158,730
Total liabilities                 606,352                             280,906
Stockholders' equity              192,160                             152,635
Total liabilities and equity    $ 798,512                          $  433,541
Net interest income and
interest margin (1)                       $ 20,834   13.6%                      $12,765     13.9%
Net interest rate spread (2)                          8.3%                                   9.3%

Managed Basis
Credit card loans              $3,687,034 $170,499   18.5%        $ 1,947,671   $93,748    19.3%
Total interest-earning assets   3,735,255  171,146   18.4%          1,994,268    94,365    19.0%
Total interest-bearing
  liabilities                   3,387,310   52,614    6.2%          1,747,143    26,756     6.1%
Net interest income and
 interest margin (1)                       118,532   12.7%                       67,609    13.6%
Net interest rate spread (2)                         12.2%                                 12.9%

(1) Net interest margin is computed by dividing annualized net interest income by average total interest-earning assets.
(2) The net interest rate spread is the annualized yield on average interest -earning assets minus the annualized funding rate on average interest-bearing liabilities.



                                        					Six Months Ended June 30,
				                                      1998                          1997
				                              Average               Yield/       Average                   Yield/
				                              Balance   Interest    Rate         Balance      Interest     Rate
Dollars in thousands
Owned Basis
Assets:
Interest-earning assets:
Federal funds sold              $  28,847  $   780     5.5%        $   28,286   $   755       5.4%
Short-term investments             29,056      769     5.3%            13,546       358       5.3%
Credit card loans                 546,959   52,260    19.3%           288,598    26,155      18.3%
Total interest-earning assets  $  604,862  $53,809    17.9%        $  330,430   $27,268      16.6%

Other assets                      225,561                              77,520
Allowance for loan losses         (42,569)                            (19,126)
 Total assets                  $  787,854                          $  388,824
Liabilities and Equity:
Interest-bearing liabilities   $  280,862  $12,831     9.2%        $  103,068   $ 3,532       6.9%
Other liabilities                 320,754                             137,776
Total liabilities                 601,616                             240,844
Stockholders' equity              186,238                             147,980
Total liabilities and equity   $  787,854                          $  388,824
Net interest income and
 interest margin (1)                       $40,978    13.7%                     $23,736     14.5%
Net interest rate spread (2)                           8.7%                                  9.7%

Managed Basis
Credit card loans              $3,654,879  $344,456   19.0%       $1,830,034    $174,098    19.2%
Total interest-earning assets   3,712,783   346,005   18.8%        1,871,866     175,211    18.9%
Total interest-bearing
 liabilities                    3,389,031   106,438    6.3%        1,644,504      49,179     6.0%
Net interest income and
 interest margin (1)                        239,567   13.0%                      126,032    13.6%
Net interest rate spread (2)                          12.5%                                 12.9%

(1) Net interest margin is computed by dividing annualized net interest income by average total interest-earning assets.
(2) The net interest rate spread is the annualized yield on average interest-earning assets minus the annualized funding rate on average interest-bearing liabilities.

Other Operating Income

	Other operating income contributes substantially to the Company's results of operations, representing 73% of owned revenues for the three and six months ended June 30, 1998. The following table presents other operating income on an owned basis:

                              				   Three Months Ended         Six Months Ended
					                                    June 30,                  June 30,
Dollars in thousands               1998         1997          1998        1997
Other Operating Income:
Net securitization and credit
 card servicing income            $   30,048    $   18,294    $   64,955  $  44,827
Credit card fees, interchange and
 other income                         15,725        10,234        28,746     17,836
Fee-based services revenues           19,778        12,801        39,342     24,625
Net extended service plan revenues     6,756         1,332        11,760      1,621
	Total                            $   72,307    $   42,661    $  144,803  $  88,909

	Other operating income increased $29.6 million and $55.9 million for the three and six months ended June 30, 1998, over the comparable periods in 1997, primarily due to income generated from the growth in average securitized credit card loans.  Additionally, combined fee-based services revenues
(includes net extended service plan revenues) increased by $12.4 million and
$24.9 million, respectively.  This increase is driven by the continued
successful performance of our debt waiver product and the change in operations for the extended service plan business whereby the Company assumed the responsibility for claims processing and underwriting on contracts sold on or after January 1, 1997.  As a result of this operating change, all extended service plan revenues and the related operating margins have been deferred and are recognized over the life of the related extended service plan contracts.  In addition, PurchaseShieldSM revenues contributed to the increase in combined fee-based services revenues.

Other Operating Expense

                        				              Three Months Ended          Six Months Ended
					                                          June 30,                  June 30,            Dollars in thousands
Dollars in thousands                      1998          1997          1998         1997
Other Operating Expense:
Credit card account and other
 prodct solicitation and
 marketing expenses                  $   11,277     $   8,756    $   21,427    $  16,477
Employee compensation                    14,584         8,184        29,672       16,137
Data processing services and
 communications                           8,113         4,254        16,970        9,265
Third-party servicing expense             2,487         2,769         5,058        5,739
Warranty and debt waiver
 underwriting and claims
 servicing expense                        2,545         1,172         5,420        2,388
Credit card fraud losses                  1,004           680         2,320        1,579
Other                                    11,578         7,379        25,069       15,192
  Total                              $   51,588     $  33,194    $  105,936    $  66,777

Total other operating expenses include direct and allocated expenses from Fingerhut Companies, Inc., ("FCI") for administrative services provided to the Company under the administrative services agreement.

	Total other operating expenses for the three and six months ended June 30, 1998, increased $18.4 million and $39.2 million, respectively, over the comparable periods in 1997, primarily due to employee compensation, data processing services and communications, and other expenses. Employee compensation increased due to staffing needs to support the increase in credit card accounts and other functions. The increase in data processing services and communications expense was largely due to the increased number of credit card accounts, transaction volumes and loan balances. The increase in other expenses is primarily due to general growth in the business lines and building an infrastructure to support the growth.

Income Taxes

	The Company's provision for income taxes includes both federal and state income taxes. Applicable income tax expense was $7.8 million and $14.8 million for the three and six month periods ended June 30, 1998 respectively, compared to $6.1 million and $10.9 million for the same periods in 1997, respectively. This tax expense represents an effective tax rate of 38.5% for the periods ended June 30, 1998 and 1997.

Asset Quality

	The Company's delinquency and net loan charge-off rates at any point in time reflect, among other factors, the credit risk of loans, the average age of the
Company's various credit card account portfolios, the success of the Company's collection and recovery efforts, and general economic conditions. The average age of the Company's credit card portfolio affects the stability of delinquency and loss rates of the portfolio. The Company continues to focus its resources on refining its credit underwriting standards for new accounts, and on collections and post charge-off recovery efforts to minimize net losses.  At June 30, 1998, 55% of managed accounts and 47% of managed loans were less than 24 months old.  Accordingly, the Company believes that its loan portfolio will experience increasing or fluctuating levels of delinquency and loan losses as the average age of the Company's accounts increases.

	This trend is reflected in the change in the Company's net charge-off ratio.
For the quarter ended June 30, 1998, the Company's managed net charge-off ratio was 10.6% compared to 9.0% for the quarter ended June 30, 1997. For the six months ended June 30, 1998 the net charge-off ratio stood at 9.7%
compared to 8.8% for the six months ended June 30, 1997.  The charge-off ratio for the quarter ended June 30, 1998, was favorably impacted by the two portfolio acquisitions in late 1997 reducing the reported rate by
30 basis points.  The Company believes, consistent with its statistical models and other credit analyses, that this rate will continue to fluctuate but generally rise over the next year.

	The Company's strategy for managing loan losses to maximize profitability consists of credit line management, risk-based pricing so that an acceptable profit margin is maintained based on the perceived risk of each credit card account and continual focus on collections. Under this strategy, interest rates are established for each credit card account based on its perceived risk profile. Loan losses are further managed through the offering of credit lines which are generally lower than is currently standard in the industry. Individual accounts and their related credit lines are also continually managed using various marketing, credit and other management processes in order to continue to maximize the profitability of accounts.

Delinquencies

	Delinquencies not only have the potential to affect earnings in the form of net loan losses, but are also costly in terms of the personnel and other resources dedicated to their resolution. Delinquency levels are monitored on a managed basis, since delinquency on either an owned or managed basis subjects the Company to credit loss exposure. A credit card account is contractually delinquent if the minimum payment is not received by the specified date on the cardholder's statement. It is the Company's policy to continue to accrue interest and fee income on all credit card accounts, except in limited circumstances, until the account and all related loans, interest and other fees are charged-off. The following table presents the delinquency trends of the Company's credit card loan portfolio on a managed portfolio basis:

                                               Managed Loan Delinquency
			                               June 30,        % of        June 30,        % of
				                                1998          Total         1997           Total
Dollars in thousands
Managed loan portfolio        $ 3,880,965      100%      $  2,124,821       100%
Loans contractually delinquent:
    30 to 59 days                  89,583      2.3%            41,650       2.0%
    60 to 89 days                  64,684      1.7%            27,400       1.3%
    90 or more days               134,346      3.4%            55,794       2.6%
     Total                    $   288,613      7.4%      $    124,844       5.9%

	The above numbers reflect the continued seasoning of the Company's managed loan portfolio. The ratio for the current year quarter was favorably impacted by the portfolio acquisitions by approximately 10 basis points. The Company intends to continue to focus its resources on its collection efforts to minimize the negative impact to net loan losses that results from increased delinquency levels.

Net Charge-Offs

Net charge-offs include the principal amount of losses from cardholders unwilling or unable to pay their loan balances, as well as bankrupt and deceased cardholders, less current period recoveries. Net charge-offs exclude finance charges and fees, which are charged against the related income at the time of charge-off. The following table presents the Company's net charge-offs for the periods indicated as reported in the consolidated financial statements and on a managed portfolio basis:

                               				   Three Months Ended     Six Months Ended
					                                      June 30,              June 30,
				                                  1998         1997      1998        1997
Dollars in thousands
Owned basis:
  Average loans outstanding       $  566,317  $  322,704  $  546,959  $  288,598
  Net charge-offs                     15,047       7,595      25,662      12,927
  Net charge-offs as a percentage
   of average loans outstanding (1)     10.7%        9.4%        9.5%        9.0%

Managed basis:
  Average loans outstanding       $3,687,034  $1,947,671  $3,654,879  $1,830,034
  Net charge-offs                     97,692      43,684     176,709      79,572
  Net charge-offs as a percentage of
   average loans outstanding (1)         10.6%       9.0%        9.7%        8.8%

 (1) Annualized



Provision and Allowance for Loan Losses

	The allowance for loan losses is maintained for on-balance sheet loans. For securitized loans, anticipated losses and related recourse reserves are reflected in the calculations of net securitization and credit card servicing income. Provisions for loan losses are made in amounts necessary to maintain the allowance at a level estimated to be sufficient to absorb probable future losses of principal and earned interest, net of recoveries, inherent in the existing on-balance sheet loan portfolio.

	The provision for loan losses on an owned basis for the three and six months ended June 30, 1998, totaled $21.4 million and $41.4 million, respectively.
This compares to provisions of $6.4 million and $17.5 million for the three and six months ended June 30, 1997, respectively.  The amount and level of the provision for loan losses on a owned basis may vary from period to period, depending on the amount of credit loans sold and securitized in a particular period.  However, the increases for the three and six month periods ended June 30, 1998, as compared to the three and six month periods ended June 30, 1997, are primarily reflective of the overall maturation of the portfolio, the increase in on-balance sheet loans outstanding, the increase in delinquent loans, and the timing of credit card securitizations.  The following table presents the change in the Company's allowance for loan losses and other ratios on both an owned and a managed portfolio basis for the periods presented:

Analysis of Allowance for Loan Losses

                             				 Three Months Ended         Six Months Ended
				                                  June 30,                    June 30,
				                                1998        1997           1998        1997
Dollars in thousands
Owned Basis:
Balance at beginning of period   $  41,466   $  19,357     $   32,039   $  12,829
Allowance related to assets
 acquired, net                         110                        110         806
Provision for loan losses           21,390       6,429         41,432      17,483
Loans charged-off                   15,637       7,755         26,656      13,205
Recoveries                             590         160            994         278
Net loan charge-offs                15,047       7,595         25,662      12,927
Balance at end of period         $  47,919   $  18,191     $   47,919   $  18,191

Ending allowance as a percent
 of loans                              8.3%        6.6%           8.3%        6.6%

                             				    Three Months Ended         Six Months Ended
					                                     June 30,                   June 30,
				                                  1998         1997        1998        1997
Dollars in thousands
Managed Basis:
Balance at beginning of period      $  291,102   $  116,809   $  244,084   $   95,669
Allowance related to assets
 acquired, net                           1,378                     1,378          806
Provision for loan losses              129,369       66,700      255,404      122,922
Loans charged-off                      101,426       44,598      183,090       81,280
Recoveries                               3,734          914        6,381        1,708
Net loan charge-offs                    97,692       43,684      176,709       79,572
Balance at end of period            $  324,157   $  139,825   $  324,157   $  139,825

Ending allowance as a percent of loans     8.4%         6.6%         8.4%         6.6%


Liquidity, Funding and Capital Resources

	One of the Company's primary financial goals is to maintain an adequate level of liquidity through active management of assets and liabilities.
Because the pricing and maturity characteristics of the Company's assets and liabilities change, liquidity management is a dynamic process, affected by changes in short and long-term interest rates. The Company uses a variety of financing sources to manage liquidity, refunding and interest rate risks. Current funding sources are committed and/or available by counterparties to the Company through facilities established by the Company and FCI.

	The Company finances the growth of its credit card loan portfolio through cash flow from operations, asset securitization, bank financing, long-term debt issuance and equity issuance.

	At June 30, 1998 and 1997, the Company received cumulative net proceeds of approximately $3.2 billion and $1.8 billion, respectively, from sales of credit card loans, of which $24.3 million and $9.2 million, respectively, was deposited in an investor reserve account held for the benefit of the certificate holders in the Metris Master Trust or the third-party multi-seller conduit. Cash generated from these transactions was used to reduce short-term borrowings and to fund credit card loan growth.

	The Company borrows under a $300 million, five-year revolving credit facility
(the "Revolving Credit Facility"), which is guaranteed by FCI, to fund on-
balance sheet loans and for other general business purposes.  At June 30,
1998 and December 31, 1997, the Company had outstanding borrowings of $150 million and $144 million, respectively, under the Revolving Credit Facility.

	On June 30, 1998, the Company closed on a new $200 million, three year revolving credit facility and a $100 million five year term loan. These agreements will become effective at the Spin-Off, as discussed in the Company's 1997 Annual Report. The agreements are not guaranteed by FCI. The loans will be secured by receivables and subsidiary stock and guaranteed by Company subsidiaries. Financial covenants include, but are not limited to, limitations on minimum net worth, tangible net worth and net worth plus reserves to managed receivables and delinquent receivables.

	In November 1997, the Company privately issued and sold $100 million of 10%
Senior Notes due 2004 pursuant to an exemption under the Securities Act of
1933, as amended.  The net proceeds were used to reduce borrowings under the
Revolving Credit Facility.  In March 1998, the Company completed an exchange offer for the Senior Notes.  The terms of the new Senior Notes are identical in all material respects to the original private issue.  The Senior Notes are unconditionally guaranteed on a senior basis, jointly and severally, by
Metris Direct, Inc.  The guarantee is an unsecured obligation of Metris
Direct, Inc. and ranks pari passu with all existing and future unsubordinated indebtedness.

	On June 30, 1998 the Company acquired a $98 million credit card portfolio from
Huntington National Bank.  These credit card receivables were securitized and sold to investors through a bank sponsored multi-seller receivables conduit.
The Company retains an interest in the receivables which is financed by borrowings under the Revolving Credit Facility.


Newly Issued Pronouncements

 In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments. It requires public enterprises to recognize all derivatives as either assets or liabilities in the statement of financial position and to measure those instruments at fair value. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company is evaluating the financial impact the adoption of this statement will have on in its financial statements.

	In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an
Enterprise and Related Information," which establishes standards for the way public enterprises report information about operating segments in annual financial statements and interim financial reports.  SFAS 131 is effective for fiscal years beginning after December 15, 1997.  The Company is evaluating the effect the adoption of this statement will have on the reporting of its financial information.

Year 2000

	The "Year 2000" problem is a result of computer systems using two digits rather than four digits to define the applicable year.

	The Company, like all database marketing companies and financial services institutions, is heavily dependent upon computer systems for all phases of its operations. The Company processes data through its own systems and obtains data and processing services from various vendors. The Company, therefore, must concern itself not only with its own systems but also with the status of Year 2000 compliance with respect to those vendors that provide data and processing services to the Company.

	Most of the Company's existing information systems are less than three years old and were originally designed for Year 2000 compliance.  Nonetheless, the
Company has begun testing such internal systems for Year 2000 compliance. The
Company is also dependent on databases maintained by FCI and card and statement generation, among other services, provided by First Data Resources
("FDR"). The Company created a Year 2000 project team to identify, address and monitor internal systems and vendor issues related to Year 2000 problems.
The project team meets regularly with systems experts
at FCI and works closely with FDR regarding its programs for Year 2000.

	The project team has been working with its identified material vendors to determine the impact on the Company's and the vendors' plans for becoming
Year 2000 compliant. The project team's goal is to obtain test results showing compliance by vendors by the end of first quarter 1999. The project team has developed a contingency plan outline to address non-compliance by its material vendors, which may include replacing vendors.

	Although the Company cannot ensure compliance by all of its vendors on a timely basis, the Company believes that it is taking appropriate steps to identify exposure to Year 2000 problems and to address them on a timely basis. In addition, the Company believes that it has adequate resources to achieve Year 2000 compliance for its systems which currently may not be compliant and that the costs of Year 2000 compliance will not be material to the Company's consolidated financial position, results of operations or cash flows. If, however, compliance with Year 2000 issues are not completed on a timely basis or are not fully effective, these issues could have a significant adverse economic impact on the Company's results of operations and financial condition.


Forward-Looking Statements

	This quarterly report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  These statements include statements regarding intent, belief or current expectations of the Company and its management. Stockholders and prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties that may cause the Company's actual results to differ materially from the results discussed in the forward
-looking statements.  Among the factors that could cause actual results to differ materially from those indicated by such forward-looking statements are the Company's limited operating history as a stand-alone entity; the Company's limited experience with respect to originating and servicing credit card accounts, including limited delinquency, default and loss experience; the lack of seasoning of its credit card portfolio, which makes the predictability of delinquency and loss levels more difficult; risks associated with unsecured credit transactions, particularly to moderate income consumers; interest rate risks; dependence on the securitization of the Company's credit card loans to fund operations; general economic conditions affecting consumer income which may increase consumer bankruptcies, defaults and delinquencies; state and federal laws and regulations, including consumer and debtor protection laws; and the highly-
competitive industry in which the Company operates.  Each of these factors is more fully discussed in Exhibit 99 to the Company's Annual Report on Form
10-K for the fiscal year ended December 31, 1997.  Reference to this Cautionary Statement or Exhibit 99 in the context of a forward-looking statement or statements shall be deemed to be a statement that any one or more of these factors may cause actual results to differ materially from those anticipated in such forward-looking statement or statements.


ITEM 3.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

	There have been no material changes in market risk exposures that affect the quantitative and qualitative disclosures presented in the Company's Annual
Report on Form 10-K for the year ended December 31, 1997.

Part II.  Other Information


Item 1. Legal Proceedings
	The Company is a party to various legal proceedings resulting from ordinary business activities relating to its operations.  One of these actions, an
Alabama action in the Circuit Court of Greene County [(Preston Davis, Sr. et.
al. v. Direct Merchants Credit Card Bank, N.A., et. al. (Civil Action No.
CV98-012)], seeks damages in an unascertained amount and purports to be a class action, although no class has been certified. During the past several years, the press has widely reported certain industry-related concerns which may impact the Company.  Some of these involve the amount of litigation instituted against financial services and insurance companies operating in the state of Alabama and the large punitive awards obtained from juries in that state. The Alabama case, instituted in April 1998, generally alleges a fraudulent sale of credit protection insurance without consent.  Compensatory damages are sought. The judicial climate in Alabama is such that the outcome of this case is unpredictable. The Company's subsidiary believes it has substantive legal defenses to this claim and is prepared to defend this case vigorously. Due to the uncertainties in litigation and other factors, there is no assurance that the Company's subsidiary will ultimately prevail.
Should the Company's subsidiary's case settle or otherwise be resolved, it believes the amount, in the aggregate, will not be material to the Company's consolidated financial condition.

Item 2. Changes in Securities
	Not applicable

Item 3. Defaults Upon Senior Securities
	Not applicable

Item 4. Submission of Matters to a Vote of Security Holders
		(a) and (c).  The Company held its annual meeting of stockholders on
May 12, 1998, and the matters voted on in that meeting were the following:

The election of the following directors who will serve until their successors are elected and qualified, or their earlier death or resignation:

                                                               									      Broker
       Director         For         Against     Withheld     Abstentions     Non-Vote
Theodore Deikel      18,347,822       None       12,500        None          None
Ronald N. Zebeck     18,348,322       None       12,000        None          None
Dudley C. Mecum      18,348,122       None       12,200        None          None
Michael P. Sherman   18,348,322       None       12,000        None          None
Frank D. Trestman    18,348,122       None       12,200        None          None
Lee R. Anderson, Sr. 18,348,322       None       12,000        None          None
Derek V. Smith       18,348,122       None       12,200        None          None






	The approval of an increase in the number of shares available to be issued pursuant to the Metris Companies Inc. Long-Term Incentive and Stock Option
Plan.  The proposal will increase the number of shares which may be available for awards of stock options and other stock-based awards under the Company's
Long-Term Incentive and Stock Option Plan from 1,860,000 to 4,000,000 shares.
                                                  								    Broker
	       For       Against      Withheld      Abstentions     Non-Vote
	  16,708,826     821,064        None          32,400         798,032

	The approval of the Metris Companies Inc. Non-Employee Director Stock Option
Plan.  This proposal establishes the Company's Non-Employee Director Stock
Option Plan with 100,000 shares available for awards of stock options to non-
employee directors.
                                                 								    Broker
	      For        Against      Withheld     Abstentions      Non-Vote
	  17,060,035     499,820       None          3,400          797,067

	The approval of an amendment to the Metris Companies Inc. Annual Incentive Bonus Plan for Designated Corporate Officers. The approval of this proposal will increase the maximum plan payout from $2,000,000 to $4,000,000.

                                                  								  Broker
	     For         Against       Withheld    Abstentions    Non-Vote
	18,233,939       122,023         None        4,360          0



Item 5. Other Information
	Shareholders desiring to submit proposals for possible inclusion in the Company's 1999 Proxy Statement must do so on or before December 1, 1998.
Such proposals should be sent to Z. Jill Barclift, Esquire, Vice President and General Counsel, 600 South Highway 169, Suite 1800, St. Louis Park, Minnesota 55426.

	In addition, the Company's Amended and Restated By-Laws establish an advance notice procedure for shareholder proposals to be brought before any meeting of shareholders, including proposed nominations of persons for election to the Board, without any discussion of the matter in the proxy statement.
Shareholders at the 1999 annual meeting may consider shareholder proposals or nominations brought by a shareholder of record (a) not less than 50 days or more than 75 days prior to the meeting (that is between January 17 and
February 10, 1999) or (b) if the Company has provided less than 60 days notice or prior public disclosure of the meeting, then not later than the 10th day after the earlier of the mailing of the notice or the public disclosure.
The written notice must be given to the Company's Secretary at the address above and be in proper form.  The 1999 annual meeting is expected to be held on Tuesday, May 11, 1999.


Item 6. Exhibits and Reports on Form 8-K


	(a)     Exhibits:

		10.18(a)        Amended and Restated Credit Agreement, dated as of June 30,
				1998

		11              Computation of Earnings Per Share

		27              Financial Data Schedule


	(b)     Reports on Form 8-K:

		None



SIGNATURES


	Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

					    METRIS COMPANIES INC.

Date: August 3, 1998                        By:
                                  					    /s/ Robert W. Oberrender
						                                     Senior Vice President,
						                                     Chief Financial Officer
						                                     (Prinipal Financial Officer)

Date: August 3, 1998                       By:
                                   					   /s/ Jean C. Benson
					                                      Vice President of Finance,
					                                      Corporate Controller
					                                      (Principal Accounting Officer)