Form 10-K
period 2000-12-31
METRIS RECEIVABLES INC; METRIS MASTER TRUST
filed 2001-03-30
CIK 1003563, 1003564

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              ____________________

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                      0-23961
December 31, 2000                              Commission file number
                              ____________________
                               METRIS MASTER TRUST
                     Metris Receivables, Inc., as Transferor
             (Exact name of registrant as specified in its charter)
              Delaware                                 41-1810301
      (State of Incorporation)            (I.R.S. Employer Identification No.)

         10900 Wayzata Boulevard, Room 723, Minnetonka, Minnesota 55305
                    (Address of principal executive offices)

                                 (952) 417-5645
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

6.87% Asset Backed Certificates, Series 1997-1, Class A
7.11% Asset Backed Certificates, Series 1997-1, Class B Floating Rate Asset Backed Certificates, Series 1997-2, Class A Floating Rate Asset Backed Certificates, Series 1997-2, Class B Floating Rate Asset Backed Securities, Series 1998-3, Class A Floating Rate Asset Backed Securities, Series 1999-1, Class A Floating Rate Asset Backed Securities, Series 1999-2, Class A Floating Rate Asset Backed Securities, Series 2000-2, Class A

Securities not registered under Section 12(g) of the Act

Floating Rate Asset Backed Securities, Series 1999-3, Class A Floating Rate Asset Backed Securities, Series 2000-1, Class A Floating Rate Asset Backed Securities, Series 2000-1 Class B Floating Rate Asset Backed Securities, Series 2000-2 Class B Floating Rate Asset Backed Securities, Series 2000-3, Class A Floating Rate Asset Backed Securities, Series 2000-3, Class B

     The Registrant has no voting stock or class of common stock outstanding as of the date of this report.

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     The aggregate principal amount of Securities held by non-affiliates as of December 31, 2000 was approximately $4,549,166,000.

                                TABLE OF CONTENTS
PART I
                                                                      e

Item 1.    Business...................................................3

Item 2.    Properties.................................................4

Item 3.    Legal Proceedings..........................................4

Item 4.    Submission of Matters to a Vote of Security Holders........4

PART II

Item 5.    Market for Registrant's Common Equity and Related
             Stockholder Matters......................................4

Item 6.    Selected Financial Data....................................4

Item 7.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations........................4

Item 8.    Financial Statements and Supplementary Data................4

Item 9.    Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure........................4

PART III

Item 10.   Directors and Executive Officers of the Registrant.........5

Item 11.   Executive Compensation.....................................5

Item 12.   Security Ownership of Certain Beneficial
           Owners and Management......................................5

Item 13.   Certain Relationships and Related Transactions.............5

PART IV

Item 14.   Exhibits, Financial Statement Schedules....................6
           and Reports on Form 8-K

Signatures............................................................7

PART I

Item 1.  Business

     The Metris Master Trust (the "Trust" or the "Registrant") was originated by Metris Receivables Inc. f/k/a Fingerhut Financial Services Receivables Inc. (the "Transferor"), as Transferor under the Pooling and Servicing Agreement dated as of May 26, 1995, amended and restated July 30, 1998, as amended (the P&S Agreement") by and among the Transferor, Direct Merchants Credit Card Bank, National Association, as servicer (the "Servicer") and US Bank, National Association, a national banking association, as trustee (the "Trustee") (the Trustee is a successor trustee to The Bank of New York (the "Prior Trustee") pursuant to an Agreement of Resignation, Appointment and Acceptance dated as of December 11, 2000 among the Transferor, the Servicer, the Prior Trustee and the Trustee). The P&S Agreement is supplemented by various series supplements providing for the issuance of securities in varying series. Publicly registered and outstanding series securities existing as of December 31, 2000 are identified on the cover page to this Form 10-K. Hereafter, Series 1997-1 Certificates, Series 1997-2 Certificates, Series 1998-3 Securities, Series 1999-1 Securities, Series 1999-2 Securities, Series 1999-3 Securities, Series 2000-1 Securities, Series 2000-2 Securities, and Series 2000-3 Securities are collectively referred to as the "Securities." The Securities represent interests in the Trust only and do not represent interests in or obligations of Metris Receivables Inc., Direct Merchants Credit Card Bank, National Association, Metris Companies Inc. or any affiliate thereof.

     During 2000, the Series 1996-1 and Series 1998-2 securities were paid in full and are no longer outstanding.

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

Item 3.  Legal Proceedings

     The Transferor is not aware of any material pending litigation involving the Registrant or the Trustee with respect to the Securities or the Registrant's Property. The Transferor is aware that the Servicer is a party to various legal proceedings resulting from the ordinary business activities relating to its operations. In July 2000 an Amended Complaint was filed in Hennepin County Court in Minneapolis, Minnesota against Metris Companies Inc., ("MCI"), Metris Direct, Inc. ("MDI") and the Servicer. The complaint seeks damages in unascertained amounts and purports to be a class action on behalf of all cardholders who were issued a credit card by Direct Merchants Bank and were allegedly assessed fees or charges that the cardholder did not authorize. Specifically, the complaint alleges violations of the Minnesota Prevention of Consumer Fraud Act, the Minnesota Deceptive Trade Practices Act and breach of contract. An answer to the Complaint was filed in August 2000. To date, the complaint has not been certified as a class action claim. MCI, MDI and the Servicer believe there are numerous substantive legal defenses to these claims and are prepared to vigorously defend the case. There can be no assurance that defense or resolution of these matters will not have a material adverse effect on MCI's, MDI's or the Servicer's financial position.

Item 4.  Submission of Matters to a Vote of Security Holders

     No vote or consent of holders of any Class A or Class B Securities was solicited for any purpose during the year ended December 31, 2000.

PART II

Item 5.  Market for the Registrant's Common Equity and Related
         Stockholders Matters

     Each Class of the Securities representing investors' interests in the Trust is represented by a single Security of such Class registered in the name of Cede & Co., the nominee of The Depository Trust Company. To the best knowledge of the Registrant, there is no established public trading market for the Securities.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management

     The Securities representing investors' interests in the Trust are represented by a single Security registered in the name of Cede & Co., the nominee of DTC, and an investor holding an interest in the Trust is not entitled to receive a Security representing such interest except in certain limited circumstances. Accordingly, Cede & Co. is the sole holder of record of Securities, which it holds on behalf of brokers, dealers, banks and other direct participants in the DTC system. Such direct participants may hold Securities for their own accounts or for the accounts of their customers. The name and address of Cede & Co. is :

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

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)      1.       Financial Statements:              Not Applicable

         2.       Financial Statement Schedules:     Not Applicable

         3.       See Exhibit 2000 below


(b) The following reports on Form 8-K were filed during the fourth fiscal quarter of 2000.

         Date of Report                     Items Covered
         October 20, 2000                   5 & 7
         November 20, 2000                  5 & 7
         December 18, 2000                  5 & 7

(c)      Exhibit 2000
           2000.1   Annual Servicer's Certificate dated March 23, 2001.
           2000.2   Supplementary Metris Master Trust Data
           2000.3   Independent Public Accountants Review of Agreed Upon
                    Procedures

(d)      Not applicable.


SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 30th day of March, 2001.

                      METRIS MASTER TRUST
                      METRIS RECEIVABLES, INC.
                      (Registrant)


                      By:/s/ Ralph A. Than
                             Ralph A. Than
                             Senior Vice President and Treasurer
                             Metris Receivables, Inc.,
                             as Transferor


                                INDEX TO EXHIBITS


Exhibit                     Description of
Number                      Exhibit

         2000.1             Annual Servicer's Certificate

         2000.2             Supplementary Master Trust Data

         2000.3             Independent Public Accountant's Review of Agreed
                            Upon Procedures


                                                                Exhibit 2000.1

                          ANNUAL SERVICER'S CERTIFICATE
                            METRIS RECEIVABLES, INC.
                               METRIS MASTER TRUST

     The undersigned, a duly authorized representative of Direct Merchants Credit Card Bank, National Association, as Servicer pursuant to the Pooling and Servicing Agreement dated as of May 26, 1995, amended and restated July 30, 1998, as amended (the "Pooling and Servicing Agreement"), by and among Metris Receivables, Inc. (the "Transferor"), Direct Merchants Credit Card Bank, National Association, as Servicer and US Bank National Association, a national banking association, as trustee (the "Trustee") does hereby certify that:

         1. Direct Merchants Credit Card Bank, National Association, is Servicer under the Pooling and Servicing Agreement.

         2. The undersigned is duly authorized pursuant to the Pooling and Servicing Agreement to execute and deliver this Certificate to the Trustee.

         3. This Certificate is delivered pursuant to Section 3.5 of the Pooling and Servicing Agreement.

         4. A review of the activities of the Servicer during the period from January 1, 2000 until December 31, 2000 was conducted under my supervision.

         5. Based on such review, the Servicer has, to the best of my knowledge, fully performed all of its obligations under the Pooling and Servicing Agreement throughout such period and no default in the performance of such obligations has occurred or is continuing except as set forth in paragraph 6 below.

         6. The following is a description of each default in the performance of the Servicer's obligations under the provisions of the Pooling and Servicing Agreement, including any Supplement, known to me to have been made during such period which sets forth in detail (i) the nature of each such default, (ii) the action taken by the Servicer, if any, to remedy each such default and (iii) the current status of each such default:

               None.

     IN WITNESS WHEREOF, the undersigned has duly executed this certificate on March 23, 2001.

                            DIRECT MERCHANTS CREDIT CARD BANK,
                            NATIONAL ASSOCIATION, as Servicer

                            /s/  Ralph A. Than
                            Name:    Ralph A. Than
                            Title:   Treasurer, Cashier



                                                                 Exhibit 2000.2

                     SUPPLEMENTARY METRIS MASTER TRUST DATA
                                  SERIES 1997-1


1.       The total amount distributed during 2000 stated on the basis         Class A  $ 68.7000000
         of an original principal amount of $1,000 per Certificate:           Class B  $ 71.1000000


2.       The amount of such distribution allocable to Certificate             Class A  $ 0
         Principal stated on the basis of an original principal               Class B  $ 0
         amount of $1,000 per Certificate:


3.       The amount of such distribution allocable to Certificate             Class A  $ 68.7000000
         Interest stated on the basis of an original principal amount         Class B  $ 71.1000000
         of $1,000 per Certificate:


4.       The amount of Principal Collections received in the                  Class A  $ 372,949,934.54
         Collection Account during the period from January 1, 2000 to         Class B  $  64,301,712.82
         December 31, 2000 and allocated in respect of the Class A                     $ 437,251,647.36
         Certificates, and the Class B Certificates respectively:


5.       The amount of Finance Charge Collections processed during            Class A  $168,248,294.78
         the period from January 1, 2000 to December 31, 2000 and             Class B  $ 29,008,326.65
         allocated in respect of the Class A Certificates, and the                     $197,256,621.43
         Class B Certificates, respectively:


6.       The aggregate amount of the:

         Principal Receivables                                                $ 6,495,213,723.36{1}
         Invested Amount                                                      $    850,000,000.00{1}
         Class A Invested Amount                                              $    616,250,000.00
         Class B Invested Amount                                              $    106,250,000.00


         Floating Allocation Percentage                                                13.0865594%{1}
         Class A Floating Allocation Percentage                                          9.4877555%
         Class B Floating Allocation Percentage                                          1.6358199%


         each as of the end of the day on December 31, 2000.

7.       The aggregate outstanding balance of Receivables which are :

                           Current
                           30 Days to 59 Days                                 $ 5,783,206,632.51
                           60 Days to 89 Days                                 $    488,046,806.66
                           90 Days and Over                                   $    172,491,561.04
                                                                              $    412,177,543.65
         as of the end of the day on December 31, 2000.


8.       The aggregate Investor Default Amount for the period from            $ 95,951,406.84
         January 1, 2000 to December 31, 2000.

9.       The aggregate amount of Class A Investor Charge-Offs and the         Class A  $ 0
         Class B Investor Charge-Offs, for the period from                    Class B  $ 0
         January 1, 2000 to December 31, 2000.

10.      The amount of the Servicing Fee for the period from January          $ 17,000,000.00{1}
         1, 2000 to December 31, 2000.


11.      The Class A Pool Factor, and the Class B Pool Factor as of           Class A Pool Factor........1.0000000
         December 31, 2000:                                                   Class B Pool Factor........1.0000000

12.      The amount of Reallocated Class B Principal Collections for          Class B  $ 0
         the period from January 1, 2000 to December 31, 2000.

13.      The aggregate amount of funds in the Excess Funding Account          $ 0.00
         and the Pre-Funding Account at December 31, 2000.


14. Whether a Class C Trigger Event has occurred and if so the Specified Class C Reserve Amount at December 31, 2000.

         Reserve Amount
            Reserve Account Balance                                           $ 21,500,000.00
                                                                              $ 21,500,000.00


{1} Figure includes all classes of securities for Series including those privately held.




                     SUPPLEMENTARY METRIS MASTER TRUST DATA
                                  SERIES 1997-2


1.       The total amount distributed during 2000 stated on the basis         Class A  $ 67.5963541
         of an original principal amount of $1,000 per Certificate:           Class B  $ 69.9474653


2.       The amount of such distribution allocable to Certificate             Class A  $ 0
         Principal stated on the basis of an original principal               Class B  $ 0
         amount of $1,000 per Certificate:


3.       The amount of such distribution allocable to Certificate             Class A  $ 67.5963541
         Interest stated on the basis of an original principal amount         Class B  $ 69.9474653
         of $1,000 per Certificate:

4.       The amount of Principal Collections received in the                  Class A  $ 275,362,629.11
         Collection Account during the period from January 1, 2000 to         Class B  $  61,427,048.03
         December 31, 2000 and allocated in respect of the Class A                     $ 336,789,677.14
         Certificates, and the Class B Certificates respectively:

5.       The amount of Finance Charge Collections processed during            Class A  $ 124,223,892.99
         the period from January 1, 2000 to December 31, 2000 and             Class B  $  27,711,483.81
         allocated in respect of the Class A Certificates, and the                     $ 151,935,376.70
         Class B Certificates respectively:

6.       The aggregate amount of the:

         Principal Receivables                                                $ 6,495,213,723.36{1}
         Invested Amount                                                      $    700,000,000.00{1}
         Class A Invested Amount                                              $    455,000,000.00
         Class B Invested Amount                                              $    101,500,000.00

         Floating Allocation Percentage                                                10.7771665%{1}
         Class A Floating Allocation Percentage                                          7.0051583%
         Class B Floating Allocation Percentage                                          1.5626891%

         each as of the end of the day on December 31, 2000.

7.       The aggregate outstanding balance of Receivables which are :

                           Current
                           30 Days to 59 Days                                 $ 5,783,206,632.51
                           60 Days to 89 Days                                 $   488,046,806.66
                           90 Days and Over                                   $   172,491,561.04
                                                                              $   412,177,543.65
         as of the end of the day on December 31, 2000.

8.       The aggregate Investor Default Amount for the period from            $ 79,010,646.84
         January 1, 2000 to December 31, 2000.

9.       The aggregate amount of Class A Investor Charge-Offs, Class          Class A  $ 0
         B Investor Charge-Offs, Charge-Offs for the period from              Class B  $ 0
         January 1, 2000 to December 31, 2000.

10.      The amount of the Servicing Fee for the period from January          $     14,000,000.00{1}
         1, 2000 to December 31, 2000.

11.      The Class A Pool Factor, and the Class B Pool Factor as of           Class A Pool Factor........1.0000000
         December 31, 2000:                                                   Class B Pool Factor........1.0000000

12.      The amount of Reallocated Class B Principal Collections, for         Class B  $ 0
         the period from January 1, 2000 to December 31, 2000.

13.      The aggregate amount of funds in the Excess Funding Account          $ 0.00
         and the Pre-Funding Account at December 31, 2000.

14. Whether a Class C Trigger Event has occurred and if so the Specified Class C Reserve Amount at December 31, 2000.

         Reserve Amount
            Reserve Account Balance                                           $ 0.00
                                                                              $ 0.00


{1} Figure includes all classes of securities for Series including those privately held.



                     SUPPLEMENTARY METRIS MASTER TRUST DATA
                                  SERIES 1998-3


1.       The total amount distributed during 2000 stated on the basis         Class A  $ 72.1963542
         of an original principal amount of $1,000 per Security:


2.       The amount of such distribution allocable to Security                Class A  $ 0
         Principal stated on the basis of an original principal
         amount of $1,000 per Security:

3.       The amount of such distribution allocable to Security                Class A  $ 72.1963542
         Interest stated on the basis of an original principal amount of $1,000 per Security:

4.       The amount of Principal Collections received in the                  Class A  $ 302,596,295.72
         Collection Account during the period from January 1, 2000 to
         December 31, 2000 and allocated in respect of the Class A
         Securities.

5.       The amount of Finance Charge Collections processed during            Class A  $ 132,489,134.75
         the period from January 1, 2000 to December 31, 2000 and
         allocated in respect of the Class A Securities.

6.       The aggregate amount of the:

         Principal Receivables                                                $ 6,495,213,723.36{1}
         Invested Amount                                                      $    549,450,550.00{1}
         Class A Invested Amount                                              $    500,000,000.00

         Floating Allocation Percentage                                                  8.4593144%{1}
         Class A Floating Allocation Percentage                                          7.6979761%

         each as of the end of the day on December 31, 2000.

7.       The aggregate outstanding balance of Receivables which are :

                           Current
                           30 Days to 59 Days                                 $ 5,783,206,632.51
                           60 Days to 89 Days                                 $   488,046,806.66
                           90 Days and Over                                   $   172,491,561.04
                                                                              $   412,177,543.65
         as of the end of the day on December 31, 2000.

8.       The aggregate Investor Default Amount for the period from            $ 62,036,022.62
         January 1, 2000 to December 31, 2000.

9.       The aggregate amount of Class A Investor Charge-Offs                 Class A  $ 0


10.      The amount of the Servicing Fee for the period from January          $ 10,989,011.00{1}
         1, 2000 to December 31, 2000.

11.      The Class A Pool Factor as of December 31, 2000:                     Class A Pool Factor........1.0000000


12.      The amount of Redirected Class B Principal Collections for           $ 0.00
         the period from January 1, 2000 to December 31, 2000.

13.      The aggregate amount of funds in the Excess Funding Account          $ 0.00
         and the Pre-Funding Account at December 31, 2000.

14.      Policy Claim Amount for the period from January 1, 2000 to           $ 0.00
         December 31, 2000.



{1} Figure includes all classes of securities for Series including those privately held.




                     SUPPLEMENTARY METRIS MASTER TRUST DATA
                                  SERIES 1999-1


1.       The total amount distributed during 2000 stated on the basis         Class A  $ 69.1296875
         of an original principal amount of $1,000 per Security:


2.       The amount of such distribution allocable to Security                Class A  $ 0
         Principal stated on the basis of an original principal
         amount of $1,000 per Security:


3.       The amount of such distribution allocable to Security                Class A  $69.1296875
         Interest stated on the basis of an original principal amount of $1,000 per Security:


4.       The amount of Principal Collections received in the                  Class A  $ 302,596,295.72
         Collection Account during the period from January 1, 2000 to
         December 31, 2000 and allocated in respect of the Class A
         Securities.


5.       The amount of Finance Charge Collections processed during            Class A  $ 132,489,134.75
         the period from January 1,  2000 to December 31, 2000 and
         allocated in respect of the Class A Securities.

6.       The aggregate amount of the:

         Principal Receivables                                                $ 6,495,213,723.36{1}
         Invested Amount                                                      $   549,450,550.00{1}
         Class A Invested Amount                                              $   500,000,000.00

         Floating Allocation Percentage                                                8.4593144%{1}
         Class A Floating Allocation Percentage                                        7.6979761%

         each as of the end of the day on December 31, 2000.

7.       The aggregate outstanding balance of Receivables which are :

                           Current
                           30 Days to 59 Days                                 $ 5,783,206,632.51
                           60 Days to 89 Days                                 $   488,046,806.66
                           90 Days and Over                                   $   172,491,561.04
                                                                              $   412,177,543.65
         as of the end of the day on December 31, 2000.

8.       The aggregate Investor Default Amount for the period from            $ 62,036,022.62
         January 1, 2000 to December 31, 2000.

9.       The aggregate amount of Class A Investor Charge-Offs from            Class A  $ 0
         January 1, 2000 to December 31, 2000.

10.      The amount of the Servicing Fee for the period from January          $ 10,989,011.00{1}
         1, 2000 to December 31, 2000.

11.      The Class A Pool Factor as of December 31, 2000:                     Class A Pool Factor........1.0000000


12.      The amount of Redirected Class B Principal Collections for           $ 0.00
         the period from January 1, 2000 to December 31, 2000.

13.      The aggregate amount of funds in the Excess Funding Account          $ 0.00
         and the Pre-Funding Account at December 31, 2000.

14.      Policy Claim Amount for the period from January 1, 2000 to           $ 0.00
         December 31, 2000.



{1} Figure includes all classes of securities for Series including those privately held.




                     SUPPLEMENTARY METRIS MASTER TRUST DATA
                                  SERIES 1999-2


1.       The total amount distributed during 2000 stated on the basis         Class A  $ 70.8674654
         of an original principal amount of $1,000 per Security:


2.       The amount of such distribution allocable to Security                Class A  $ 0
         Principal stated on the basis of an original principal
         amount of $1,000 per Security:

3.       The amount of such distribution allocable to Security                Class A  $ 70.8674654
         Interest stated on the basis of an original principal amount of $1,000 per Security:

4.       The amount of Principal Collections received in the                  Class A  $ 302,596,295.72
         Collection Account during the period from January 1, 2000 to
         December 31, 2000 and allocated in respect of the Class A
         Securities.

5.       The amount of Finance Charge Collections processed during            Class A  $ 132,489,134.75
         the period from January 1, 2000 to December 31, 2000 and
         allocated in respect of the Class A Securities.

6.       The aggregate amount of the:

         Principal Receivables                                                $ 6,495,213,723.36{1}
         Invested Amount                                                      $   549,450,550.00{1}
         Class A Invested Amount                                              $   500,000,000.00

         Floating Allocation Percentage                                                8.4593144%{1}
         Class A Floating Allocation Percentage                                        7.6979761%

         each as of the end of the day on December 31, 2000.

7.       The aggregate outstanding balance of Receivables which are :

                           Current
                           30 Days to 59 Days                                 $ 5,783,206,632.51
                           60 Days to 89 Days                                 $   488,046,806.66
                           90 Days and Over                                   $   172,491,561.04
                                                                              $   412,177,543.65
         as of the end of the day on December 31, 2000.

8.       The aggregate Investor Default Amount for the period from            $ 62,036,022.62
         January 1, 2000 to December 31, 2000.

9.       The aggregate amount of Class A Investor Charge-Offs for the         Class A  $ 0
         period from January 1, 2000 to December 31, 2000.

10.      The amount of the Servicing Fee for the period from January          $ 10,989,011.00{1}
         1, 2000 to December 31, 2000.

11.      The Class A Pool Factor as of December 31, 2000:                     Class A Pool Factor........1.0000000


12.      The amount of Redirected Class B Principal Collections for           $ 0.00
         the period from January 1, 2000 to December 31, 2000.

13.      The aggregate amount of funds in the Excess Funding Account          $ 0.00
         and the Pre-Funding Account at December 31, 2000.

14.      Policy Claim Amount for the period from January 1, 2000 to           $ 0.00
         December 31, 2000.



{1} Figure includes all classes of securities for Series including those privately held.




                     SUPPLEMENTARY METRIS MASTER TRUST DATA
                                  SERIES 1999-3


1.       The total amount distributed during 2000 stated on the basis         Class A  $ 69.8452431
         of an original principal amount of $1,000 per Security:


2.       The amount of such distribution allocable to Security                Class A  $ 0
         Principal stated on the basis of an original principal
         amount of $1,000 per Security:

3.       The amount of such distribution allocable to Security                Class A  $ 69.8452431
         Interest stated on the basis of an original principal amount of $1,000 per Security:

4.       The amount of Principal Collections received in the                  Class A  $181,557,777.43
         Collection Account during the period from January 1, 2000 to
         December 31, 2000 and allocated in respect of the Class A
         Securities:

5.       The amount of Finance Charge Collections processed during            Class A  $ 81,905,863.61
         the period from January 1,  2000 to December 31, 2000 and
         allocated in respect of the Class A Securities.

6.       The aggregate amount of the:

         Principal Receivables                                                $ 6,495,213,723.36{1}
         Invested Amount                                                      $   329,670,330.00{1}
         Class A Invested Amount                                              $   300,000,000.00

         Floating Allocation Percentage                                                  5.0755886%{1}
         Class A Floating Allocation Percentage                                          4.6187857%

         each as of the end of the day on December 31, 2000.

7.       The aggregate outstanding balance of Receivables which are :

                           Current
                           30 Days to 59 Days                                 $ 5,783,206,632.51
                           60 Days to 89 Days                                 $   488,046,806.66
                           90 Days and Over                                   $   172,491,561.04
                                                                              $   412,177,543.65
         as of the end of the day on December 31, 2000.

8.       The aggregate Investor Default Amount for the period from            $ 37,221,613.57
         January 1, 2000 to December 31, 2000.

9.       The aggregate amount of Class A Investor Charge-Offs for the         Class A  $ 0
         period from January 1, 2000 to December 31, 2000.

10.      The amount of the Servicing Fee for the period from January          $ 6,593,406.60{1}
         1, 2000 to December 31, 2000.

11.      The Class A Pool Factor as of December 31, 2000:                     Class A Pool Factor........1.0000000


12.      The amount of Redirected Class B Principal Collections for           $ 0.00
         the period from January 1, 2000 to December 31, 2000.

13.      The aggregate amount of funds in the Excess Funding Account          $ 0.00
         and the Pre-Funding Account at December 31, 2000.

14.      Policy Claim Amount for the period from January 1, 2000 to           $ 0.00
         December 31, 2000.



{1} Figure includes all classes of securities for Series including those privately held.



                     SUPPLEMENTARY METRIS MASTER TRUST DATA
                                  SERIES 2000-1


1.       The total amount distributed during 2000 stated on the basis         Class A  $ 58.3850348
         of an original principal amount of $1,000 per Security:              Class B  $ 61.6330209


2.       The amount of such distribution allocable to Security                Class A  $ 0
         Principal stated on the basis of an original principal               Class B  $ 0
         amount of $1,000 per Security:

3.       The amount of such distribution allocable to Security                Class A  $ 58.3850348
         Interest stated on the basis of an original principal amount         Class B  $ 61.6330209
         of $1,000 per Security:

4.       The amount of Principal Collections received in the                  Class A  $ 210,523,867.02
         Collection Account during the period from March 20, 2000 to          Class B  $  31,968,519.21
         December 31, 2000 and allocated in respect of the Class A                     $ 242,492,386.23
         Securities and the Class B Securities, respectively:

5.       The amount of Finance Charge Collections processed during            Class A  $  95,383,640.66
         the period from March 20, 2000 to December 31, 2000 and              Class B  $  14,484,218.72
         allocated in respect of the Class A Securities and the Class                  $ 109,867,859.38
         B Securities, respectively:

6.       The aggregate amount of the:

         Principal Receivables                                                $ 6,495,213,723.36{1}
         Invested Amount                                                      $    662,983,425.00{1}
         Class A Invested Amount                                              $    447,514,000.00
         Class B Invested Amount                                              $     67,956,000.00

         Floating Allocation Percentage                                                 10.2072611%{1}
         Class A Floating Allocation Percentage                                          6.8899042%
         Class B Floating Allocation Percentage                                          1.0462473%

         each as of the end of the day on December 31, 2000.

7.       The aggregate outstanding balance of Receivables which are :

                           Current
                           30 Days to 59 Days                                 $ 5,783,206,632.51
                           60 Days to 89 Days                                 $   488,046,806.66
                           90 Days and Over                                   $   172,491,561.04
                                                                              $   412,177,543.65
         as of the end of the day on December 31, 2000.

8.       The aggregate Investor Default Amount for the period from            $ 59,075,644.84
         March 20, 2000 to December 31, 2000.

9.       The aggregate amount of Class A Investor Charge-Offs and             Class A  $ 0
         Class B Investor Charge-Offs for the period from March 20,           Class B  $ 0
         2000 to December 31, 2000.

10.      The amount of the Servicing Fee for the period from March            $ 10,397,608.91
         20, 2000 to December 31, 2000.

11.      The Class A Pool Factor as of December 31, 2000:                     Class A Pool Factor........1.0000000


12.      The amount of Redirected Class B Principal Collections for           $ 0.00
         the period from March 20, 2000 to December 31, 2000.

13.      The aggregate amount of funds in the Excess Funding Account          $ 0.00
         and the Pre-Funding Account at December 31, 2000.



{1} Figure includes all classes of securities for Series including those privately held.





                     SUPPLEMENTARY METRIS MASTER TRUST DATA
                                  SERIES 2000-2


1.       The total amount distributed during 2000 stated on the basis         Class A  $ 34.0230903
         of an original principal amount of $1,000 per Security:              Class B  $ 35.9622568


2.       The amount of such distribution allocable to Security                Class A  $ 0
         Principal stated on the basis of an original principal               Class B  $ 0
         amount of $1,000 per Security:

3.       The amount of such distribution allocable to Security                Class A  $ 34.0230903
         Interest stated on the basis of an original principal amount         Class B  $ 35.9622568
         of $1,000 per Security:

4.       The amount of Principal Collections received in the                  Class A  $ 112,218,635.70
         Collection Account during the period from July 27, 2000 to           Class B  $  17,040,650.36
         December 31, 2000 and allocated in respect of the Class A                     $ 129,259,286.06
         Securities and the Class B Securities, respectively:

5.       The amount of Finance Charge Collections processed during            Class A  $  52,403,406.71
         the period from July 27, 2000 to December 31, 2000 and               Class B  $   7,957,574.30
         allocated in respect of the Class A Securities and the Class                  $  60,360,981.11
         B Securities, respectively:

6.       The aggregate amount of the:

         Principal Receivables                                                $ 6,495,213,723.36{1}
         Invested Amount                                                      $    662,983,425.00{1}
         Class A Invested Amount                                              $    447,514,000.00
         Class B Invested Amount                                              $     67,956,000.00

         Floating Allocation Percentage                                                 10.2072611%{1}
         Class A Floating Allocation Percentage                                          6.8899042%
         Class B Floating Allocation Percentage                                          1.0462473%

         each as of the end of the day on December 31, 2000.

7.       The aggregate outstanding balance of Receivables which are :

                           Current
                           30 Days to 59 Days                                 $ 5,783,206,632.51
                           60 Days to 89 Days                                 $   488,046,806.66
                           90 Days and Over                                   $   172,491,561.04
                                                                              $   412,177,543.65
         as of the end of the day on December 31, 2000.

8.       The aggregate Investor Default Amount for the period from            $ 32,833,461.22
         July 27, 2000 to December 31, 2000.

9.       The aggregate amount of Class A Investor Charge-Offs and             Class A  $ 0
         Class B Investor Charge-Offs for the period from July, 27,           Class B  $ 0
         2000 to December 31, 2000.

10.      The amount of the Servicing Fee for the period from July,            $ 5,724,119.19
         27, 2000 to December 31, 2000.

11.      The Class A Pool Factor as of December 31, 2000:                     Class A Pool Factor........1.0000000


12.      The amount of Redirected Class B Principal Collections for           $ 0.00
         the period from July 27, 2000 to December 31, 2000.

13.      The aggregate amount of funds in the Excess Funding Account          $ 0.00
         and the Pre-Funding Account at December 31, 2000.



{1} Figure includes all classes of securities for Series including those privately held.




                     SUPPLEMENTARY METRIS MASTER TRUST DATA
                                  SERIES 2000-3


1.       The total amount distributed during 2000 stated on the basis         Class A  $ 13.6863542
         of an original principal amount of $1,000 per Security:              Class B  $  7.7013542


2.       The amount of such distribution allocable to Security                Class A  $ 0
         Principal stated on the basis of an original principal               Class B  $ 0
         amount of $1,000 per Security:

3.       The amount of such distribution allocable to Security                Class A  $ 13.6863542
         Interest stated on the basis of an original principal amount         Class B  $ 17.7013542
         of $1,000 per Security:

4.       The amount of Principal Collections received in the                  Class A  $ 38,125,572.79
         Collection Account during the period from October 27, 2000           Class B  $  6,777,847.81
         to December 31, 2000 and allocated in respect of the Class A                  $ 44,903,420.60
         Securities and the Class B Securities, respectively:

5.       The amount of Finance Charge Collections processed during            Class A  $ 18,372,884.97
         the period from October 27, 2000 to December 31, 2000 and            Class B  $  3,266,275.30
         allocated in respect of the Class A Securities and the Class                  $ 21,639,160.27
         B Securities, respectively:

6.       The aggregate amount of the:

         Principal Receivables                                                $ 6,495,213,723.36{1}
         Invested Amount                                                      $    439,226,000.00{1}
         Class A Invested Amount                                              $    372,928,000.00
         Class B Invested Amount                                              $     66,298,000.00

         Floating Allocation Percentage                                                  8.5060509%{1}
         Class A Floating Allocation Percentage                                          5.7415817%
         Class B Floating Allocation Percentage                                          1.0207208%

         each as of the end of the day on December 31, 2000.

7.       The aggregate outstanding balance of Receivables which are :

                           Current
                           30 Days to 59 Days                                 $ 5,783,206,632.51
                           60 Days to 89 Days                                 $   488,046,806.66
                           90 Days and Over                                   $   172,491,561.04
                                                                              $   412,177,543.65
         as of the end of the day on December 31, 2000.

8.       The aggregate Investor Default Amount for the period from            $ 11,267,582.70
         October 27, 2000 to December 31, 2000.

9.       The aggregate amount of Class A Investor Charge-Offs and             Class A  $ 0
         Class B Investor Charge-Offs for the period from October 27,         Class B  $ 0
         2000 to December 31, 2000.

10.      The amount of the Servicing Fee for the period from October          $ 1,992,573.14
         27, 2000 to December 31, 2000.

11.      The Class A Pool Factor as of December 31, 2000:                     Class A Pool Factor........1.0000000


12.      The amount of Redirected Class B Principal Collections for           $ 0.00
         the period from October 27, 2000 to December 31, 2000.

13.      The aggregate amount of funds in the Excess Funding Account          $ 0.00
         and the Pre-Funding Account at December 31, 2000.



{1} Figure includes all classes of securities for Series including those privately held.




                                                                Exhibit 2000.3


                         Independent Accountants' Report
                       on Applying Agreed-Upon Procedures


March 9, 2001


Direct Merchants Credit Card Bank, N.A.
Attn:  Ralph Than, Assistant Treasurer/Cashier
10900 Wayzata Boulevard
Minnetonka, MN 55305

US Bank Trust National Association
Eve Kaplan
180 East Fifth Street
St. Paul, MN 55101

MBIA Insurance Corporation
Attn:  William Cody
113 King Street
Armonk, New York 10504

Moody's Investors Services
Attn:  Compliance Department
99 Church Street
New York, New York 10007

Standard & Poor's Ratings Group
Attn:  Compliance Department
55 Water Street
New York, New York 10041

Fitch IBCA
Attn:  Nancy Stroker, Executive VP Corporate Finance
One State Street Plaza
New York, New York 10004

Ladies and Gentlemen:

     Pursuant to Section 3.6(a) and 3.6(b) of the Amended and Restated Pooling and Servicing Agreement dated as of July 30, 1998 (the "Agreement") among Metris Receivables, Inc., as Transferor; Direct Merchants Credit Card Bank, N.A. (DMCCB, N.A.), as Servicer; US Bank Trust National Association, as Trustee; MBIA Insurance Corporation, as Enhancement Provider; and Moody's Investors Services, Standard & Poor's Ratings Group, and Fitch IBCA, as the Rating Agencies (collectively, the Specified Users); we have applied the agreed-upon procedures enumerated below, to selected Metris Master Trust (the Master Trust) Daily Reports and Settlement Statements prepared by DMCCB, N.A. during the period from January 1, 2000 to December 31, 2000 (the Period). We understand that the Daily Reports and Settlement Statements are prepared in accordance with requirements described in the Agreement and the relevant Series Supplements. We have performed these procedures solely to assist the Specified Users in evaluating the Servicer's compliance with these requirements.

     This agreed-upon procedures engagement was performed in accordance with standards established by the American Institute of Certified Public Accountants. The sufficiency of these procedures is solely the responsibility of the Specified Users of the report. Consequently, we make no representation regarding the sufficiency of the procedures described below either for the purpose for which this report has been requested or for any other purpose. Capitalized terms used herein without definition will have meanings ascribed to them in the Agreement or relevant Series Supplements

     Unless otherwise indicated, the following conventions have been adopted in presenting our procedures and findings:

     The term "compared" means compared to and found to be in agreement with, unless otherwise noted. Such compared amounts and percentages are deemed to be in agreement if differences are attributable to rounding or if differences are less than $1,000.

     The term "recomputed" means calculated and found the amount so calculated to be in agreement with, unless otherwise noted. Such recomputed amounts and percentages are deemed to be in agreement if differences are attributable to rounding or if differences are less than $1,000.

     Accounts Receivable Reports mean computer reports that are used to prepare the Daily and Monthly Reports.

     Monthly Report, Settlement Statement, Certificateholder's Statement, and Securityholder's Statement all represent the monthly reports for which agreed-upon procedures were applied. These descriptions are used interchangeably.

We have performed the following procedures:

Section 3.6 (a)

     1. For five haphazardly selected days (the Five Days) within the Period, we obtained the Daily Report and compared sales, cash advances, payments, interest income, charge-offs, miscellaneous charges and adjustments amounts set forth on the Daily Report with corresponding amounts set forth in the Servicer's accounts receivable reports and recomputed the mathematical accuracy of the amounts and percentages within the Daily Report.

     2. For the Five Days, we compared the cash transfers indicated on the Daily Reports to entries on the relevant Master Trust bank statements.

     3. For three haphazardly selected fiscal month ends (the Three Months) in the Period, we compared the aggregate customer balances in the "30-59 day delinquent" and "90-119 day delinquent" categories as reflected on the monthly Settlement Statements for the Three Months to the corresponding amounts set forth in the Servicer's accounts receivable aging reports for such month ends.

     4. For five haphazardly selected weekly periods (the Five Weeks), we compared beginning and end of week total receivables balances on the Servicer's accounts receivable reports with the corresponding balances on the corresponding Daily Reports and recomputed each Daily Report's beginning and ending Principal Receivables balances and Finance Charge Receivables balances, based on the information contained in such Daily Reports, for each of the days within the Five Weeks.

     5. For the Five Days, we recomputed the daily allocation of Principal and Finance Charge Collections to each series issued under the Agreement based upon information appearing on the Daily Report.

     6. For one monthly Settlement Statement in the Period, we compared the amounts and percentages appearing therein to the information appearing in the corresponding Daily Reports or the reports which are the source of such amounts and percentages or recomputed such percentages to the extent they were derived from such information.

Section 3.6 (b)

     7. For four haphazardly selected monthly Settlement Statements in the Period, we compared amounts and percentages appearing therein to the information appearing in the corresponding Daily Reports or other reports which are the source of such amounts and percentages or recomputed such percentages to the extent they were derived from such information.


     The above stated agreed-upon procedures were performed with no exceptions other than those noted at Exhibit I, except to the extent a noted exception has caused additional related amounts or percentages to be incorrect. We have not included such amounts or percentages in Exhibit I.

     Management of DMCCB, N.A. has represented to us that the Daily and Monthly Reports provided to us are the same as those provided to the Trustee.

     We were not engaged to, and did not, perform an examination, the objective of which would be the expression of an opinion on the servicing records. Accordingly, we do not express such an opinion. Had we performed additional procedures, other matters might have come to our attention that would have been reported to you.

     This report is intended solely for the information and use of the Specified Users and is not intended to be and should not be used by anyone other than these Specified Users.



















                                                                     Exhibit I

                                Exception Report

     1. The Required Reserve Account Amount on 1998-2 Certificateholder's Statements did not agree with the amount recomputed as follows:

                            Amount per
                        Certificateholder's             Amount as
                            Statement                  Recomputed
                    ----------------------    -------------------------

          June             $0                     $2,500,000
          August           $0                     $2,500,000

     2. The Available Reserve Account on the 1998-2 Certificateholder's Statement did not recompute as follows:

                               Amount per
                           Certificateholder's             Amount as
                                Statement                  Recomputed
                          ----------------------    -------------------------

          August            $0                            $2,500,000
          September         $0                            $2,500,000
          October           $0                            $2,500,000

     3. The Covered Amount on the 1998-2 Certificateholder's Statement did not recompute as follows:

                                    Amount per
                               Certificateholder's             Amount as
                                    Statement                  Recomputed
                              ----------------------    ------------------------


          September                      $0                $1,644,636.48
          October                        $0                $3,087,083.33

     4. Two Receivable Delinquencies items on the Certificateholder's Statement for all Series in June did not agree with the Servicer's Accounts Receivable Report as follows:

                                 Amount per                  Amount per
                             Certificateholder's        Accounts Receivable
                                  Statement                    Report
                            ----------------------    -------------------------

          90 + days                $306,041,562.68              $306,059,189.79
          Current                $4,917,916,247.50            $4,917,898,620.39


     5. The Average Net Portfolio Yield on the 1998-1 Certificateholder's Statement did not recompute as follows:

                                Amount per
                            Certificateholder's             Amount as
                                 Statement                  Recomputed
                           ----------------------    -------------------------

          August                 14.0223%                     16.0258%

     6. Finance Charge Collections on the "Revised" August 2000-2
Certificateholder's Statement did not agree with Servicer's Accounts Receivable Report as follows:

                                 Amount per                  Amount per
                             Certificateholder's        Accounts Receivable
                                  Statement                    Report
                            ----------------------    -------------------------

          Class A            $11,471,585.17               $11,662,672.36
          Class B            $1,741,985.80                $1,771,002.82
          Class C            $3,781,362.86                $3,844,350.67

     7. The Number of New Accounts Added to the Trust for all
Certificateholder's Statement did not agree with the Servicer's Accounts Receivable Report as follows:

                                  Amount per                  Amount per
                              Certificateholder's        Accounts Receivable
                                   Statement                    Report
                             ----------------------    -------------------------

          October                       0                      277,806

     8. The Minimum Base Rate on the 1998-1 Certificateholder's Statement did not recompute as follows:

                                  Amount per
                              Certificateholder's             Amount as
                                   Statement                  Recomputed
                             ----------------------    -------------------------

          September                9.1492%                      9.1498%


     9. The following items on the August 17th Daily Report did not agree with the Servicer's Accounts Receivable Report.

                                                                Amount per
                                    Amount per             Accounts Receivable
                                   Daily Report                   Report
                               ----------------------    -----------------------

Principle Collections               $      10,000,000         $   10,799,672.64
Dilution                            $         500,000         $      318,021.36
New Receivables                     $      12,000,000         $   18,358,787.27
Defaults                            $         900,000         $    1,233,957.91
Finance Charge Collections          $       5,000,000         $    4,913,966.82
Ending Balance                      $5,624,484,709.85         $5,629,891,843.92

     10. The following items on the August 18th Daily Report did not agree with the Servicer's Accounts Receivable Report:

                                                                Amount per
                                    Amount per             Accounts Receivable
                                   Daily Report                   Report
                               ----------------------    -----------------------
Principle Collections               $12,069,174.09               $11,269,501.45
Dilution                               $126,609.85                  $308,586.65
New Receivables                     $24,583,612.46               $18,224,825.19
Defaults                             $1,051,984.89                  $718,026.98
Finance Charge Collections           $5,246,804.39                $5,332,837.57
Beginning Balance                $5,624,484,709.85            $5,629,891,843.92