Form 10-K
period 2001-12-31
METRIS RECEIVABLES INC; METRIS MASTER TRUST
filed 2002-03-29
CIK 1003563, 1003564

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              --------------------

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                       For the fiscal year ended 0-23961
                    December 31, 2001 Commission file number
                              --------------------
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

6.87% Asset Backed Certificates, Series 1997-1, Class A
7.11% Asset Backed Certificates, Series 1997-1, Class B Floating Rate Asset Backed Certificates, Series 1997-2, Class A Floating Rate Asset Backed Certificates, Series 1997-2, Class B Floating Rate Asset Backed Securities, Series 1998-3, Class A Floating Rate Asset Backed Securities, Series 1999-1, Class A Floating Rate Asset Backed Securities, Series 1999-2, Class A Floating Rate Asset Backed Securities, Series 2000-2, Class A Floating Rate Asset Backed Securities, Series 2001-3 Class A

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     The Registrant has no voting stock or class of common stock outstanding as of the date of this report.


                                TABLE OF CONTENTS
PART I
                                                                           Page

Item 1.    Business...........................................................3

Item 2.    Properties.........................................................4

Item 3.    Legal Proceedings..................................................4

Item 4.    Submission of Matters to a Vote of Security Holders................4

PART II

Item 5.    Market for Registrant's Common Equity and
              Related Stockholder Matters.....................................4

Item 6.    Selected Financial Data............................................4

Item 7.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations................................4

Item 8.    Financial Statements and Supplementary Data........................4

Item 9.    Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure................................4

PART III

Item 10.   Directors and Executive Officers of the Registrant.................5

Item 11.   Executive Compensation.............................................5

Item 12.   Security Ownership of Certain Beneficial
           Owners and Management..............................................5

Item 13.   Certain Relationships and Related Transactions.....................5

PART IV

Item 14.   Exhibits, Financial Statement Schedules............................6
           and Reports on Form 8-K

Signatures....................................................................7

PART I

Item 1.  Business

     The Metris Master Trust (the "Trust" or the "Registrant") was originated by Metris Receivables, Inc. f/k/a Fingerhut Financial Services Receivables Inc. ("MRI" or "Transferor"), as Transferor under the Pooling and Servicing Agreement dated as of May 26, 1995, amended and restated July 30, 1998, and amended and restated again on January 22, 2002 (the "Pooling and Servicing Agreement") (see below for more details about the January 2002 amendments). The Pooling and Servicing Agreement is supplemented by various series supplements providing for the issuance of securities in series. Publicly registered and outstanding series of securities of the Trust as of December 31, 2001 are the Series 1997-1 Certificates, Series 1997-2 Certificates, Series 1998-3 Securities, Series 1999-1 Securities, Series 1999-2 Securities, Series 1999-3 Securities, Series 2000-1 Securities, Series 2000-2 Securities, Series 2000-3 Securities, Series 2001-1 Securities, Series 2001-2 Securities, Series 2001-3 Securities, and Series 2001-4 Securities (collectively referred to as the "Securities"). The Securities represent interests in the Trust only and do not represent interests in or obligations of Metris Receivables, Inc., Direct Merchants Credit Card Bank, National Association ("Direct Merchants Bank"), Metris Companies Inc. ("MCI") or any affiliate thereof.

     On January 22, 2002, each of the Trust's core program documents was amended by the parties to each of those agreements. These amendments took the following forms: (1) Second Amended and Restated Bank Receivables Purchase Agreement, dated as of January 22, 2002, between Direct Merchants Bank, as Seller, and MCI, as Buyer; (2) Second Amended and Restated Purchase Agreement, dated as of January 22, 2002, between MCI, as Seller, and MRI, as Buyer; and (3) Second Amended and Restated Pooling and Servicing Agreement, dated as of January 22, 2002, among MRI, as Transferor, Direct Merchants Bank, as Servicer, and U.S. Bank National Association, as Trustee for the Trust. These agreements were amended for various reasons, including (i) enhancing the characterization of the transfers of the receivables as "sales" under applicable accounting guidelines,
(ii) providing for enhanced identification of the specific receivables transferred and sold, (iii) providing the Transferor the option to hold the Exchangeable Transferor Security issued by the Trust in uncertificated form and
(iv) updating and conforming various provisions of the agreements.

     The Registrant has prepared this Form 10-K in reliance upon various no-action letters issued by the staff of the Securities and Exchange Commission (the "Commission") to other trusts which are substantially similar to the Trust. Items designated herein as "Not Applicable" have been omitted as a result of this reliance.

Item 2.  Properties

     The Trust's primary asset is a pool of credit card receivables arising in consumer credit accounts originated or acquired by Direct Merchants Bank.

Item 3.  Legal Proceedings

     The Transferor is not aware of any material pending litigation involving the Trust or the Trustee with respect to the Securities or the Trust's Property. The Transferor is aware that the Servicer is a party to various legal proceedings resulting from the ordinary business activities relating to its operations. In July 2000 an Amended Complaint was filed in Hennepin County Court in Minneapolis, Minnesota against MCI, Metris Direct, Inc. ("MDI") and Direct Merchants Bank. The complaint seeks damages in unascertained amounts and purports to be a class action on behalf of all cardholders who were issued a credit card by Direct Merchants Bank and were allegedly assessed fees or charges that the cardholder did not authorize. Specifically, the complaint alleges violations of the Minnesota Prevention of Consumer Fraud Act, the Minnesota Deceptive Trade Practices Act and breach of contract. On February 1, 2002, preliminary approval of a class action settlement was signed by the Court whereby MCI, MDI and Direct Merchants Bank would pay approximately $5.5 million for attorneys' fees and costs incurred by attorneys for the plaintiffs in separate lawsuits filed in Arizona, California and Minnesota in 2000 and 2001. Under the terms of the settlement, any wrongdoing or liability was denied. A final settlement approval hearing is scheduled for May 30, 2002.

     The Transferor is also aware that on May 3, 2001, Direct Merchants Bank agreed to a Stipulation and Consent to the Issuance of a Consent Order with the Office of the Comptroller of the Currency. The Consent Order requires Direct Merchants Bank to reimburse and make restitution to persons who applied for and received a credit card in connection with certain of its credit card solicitations from March 1999 to June 1, 2000. Under the terms of the Stipulation and Consent, Direct Merchants Bank consented to the issuance of the Consent Order but made no admission or agreement on the merits of the OCC's assertions. Direct Merchants Bank believes that neither its agreement to the Stipulation and Consent nor the issuance of the Consent Order will significantly affect its operations or capital position. However, MRI cannot assure you of this result. The OCC also indicated that it is considering whether or not to pursue an assessment of civil money penalties and gave Direct Merchants Bank an opportunity to provide information to the OCC bearing on whether imposing a penalty would be appropriate and the severity of any penalty. The statutory provisions pursuant to which a civil money penalty could be assessed give the OCC broad discretion in determining whether or not a penalty will be assessed and, if so, the amount of the penalty. No civil money penalty has been assessed to date but because Direct Merhcants Bank is unable to determine whether or not any civil money penalty might be assessed in the future there can be no assurance that the resolution of this matter will not have a material adverse effect on the financial position of Direct Merchants Bank or MCI.


Item 4.  Submission of Matters to a Vote of Security Holders

                  None.
PART II

Item 5.  Market for the Registrant's Common Equity and Related
         Stockholders Matters

     Each Class of the Securities representing investors' interests in the Trust is represented by a single Security of such Class registered in the name of Cede & Co., the nominee of The Depository Trust Company. To the best knowledge of the Registrant, there is no established public trading market for any Class of the Securities.

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

                         Cede & Co.
                         c/o The Depository Trust Company
                         55 Water Street
                         New York, New York  10041

     The Transferor is not aware of any Schedules 13D or 13G filed with the Commission in respect of the Securities.


Item 13. Certain Relationships and Related Transactions

                  Not applicable.

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

         (a)      1.       Financial Statements:              Not Applicable

                  2.       Financial Statement Schedules:     Not Applicable

                  3.       See Exhibit Index


         (b) The following reports on Form 8-K were filed during the fourth fiscal quarter of 2001.

                  Filing Date of Report                       Items Covered
                  ---------------------                       -------------
                  October  18, 2001                           5 & 7
                  November  06, 2001                          5 & 7
                  December 04, 2001                           5 & 7
                  December  18, 2001                          5 & 7

(c)      See Exhibit Index

(d)      Not applicable.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 28th day of March, 2002.

                                  METRIS RECEIVABLES, INC., as
                                  originator of the Metris Master Trust


                                  By: /s/ Ralph A. Than
                                          Ralph A. Than
                                          Senior Vice President and Treasurer
                                          Metris Receivables, Inc.,
                                          as Transferor




                                INDEX TO EXHIBITS


Exhibit             Description of
Number              Exhibit

         10.1 Second Amended and Restated Bank Receivables Purchase Agreement, dated as of January 22, 2002, between Direct Merchants Credit Card Bank, National Association, as Seller, and Metris Companies Inc., as Buyer (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed January 24, 2002).

         10.2 Second Amended and Restated Purchase Agreement, dated as of January 22, 2002, between Metris Companies Inc., as Seller, and Metris Receivables, Inc., as Buyer (incorporated by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K filed January 24, 2002).

         10.3 Second Amended and Restated Pooling and Servicing Agreement, dated as of January 22, 2002, among Metris Receivables, Inc., as Transferor, Direct Merchants Credit Card Bank, National Association, as Servicer, and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.3 to the Registrant's Current Report on Form 8-K filed January 24, 2002).

         99.1       Annual Servicer's Certificate dated March 28, 2002

         99.2       Supplementary Metris Master Trust Data

         99.3       Independent Public Accountant's Review of Agreed Upon
                    Procedures



                                                                 Exhibit 99.1

                          ANNUAL SERVICER'S CERTIFICATE
                            METRIS RECEIVABLES, INC.
                               METRIS MASTER TRUST

     The undersigned, a duly authorized representative of Direct Merchants Credit Card Bank, National Association, as Servicer pursuant to the Second Amended and Restated Pooling and Servicing Agreement dated January 22, 2002 (the "Pooling and Servicing Agreement"), by and among Metris Receivables, Inc., as transferor (the "Transferor"), Direct Merchants Credit Card Bank, National Association, as servicer (the "Servicer"), and U.S. Bank National Association, a national banking association, as trustee (the "Trustee"), does hereby certify that:

     1. Direct Merchants Credit Card Bank, National Association, is Servicer under the Pooling and Servicing Agreement.

     2. The undersigned is duly authorized pursuant to the Pooling and Servicing Agreement to execute and deliver this Certificate to the Trustee.

     3. This Certificate is delivered pursuant to Section 3.5 of the Pooling and Servicing Agreement.

     4. A review of the activities of the Servicer during the period from January 1, 2001 until December 31, 2001 was conducted under my supervision.

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

                  None.

     IN WITNESS WHEREOF, the undersigned has duly executed this certificate on March 28, 2002.

                           DIRECT MERCHANTS CREDIT CARD BANK,
                           NATIONAL ASSOCIATION, as Servicer

                                    /s/  Ralph A. Than
                           Name:    Ralph A. Than
                           Title:   Treasurer, Cashier

                                                                 Exhibit 99.2

                         SUPPLEMENATRY MASTER TRUST DATA

                      [INCORPORATE TRUST DATA SPREADSHEET]

                                                                 Exhibit 99.3

                         INDEPENDENT PUBLIC ACCOUNTANT'S
                        REVIEW OF AGREED UPON PROCEDURES

                            [INCORPORATE KPMG REPORT]