Form 10-K
period 2002-12-31
METRIS RECEIVABLES INC; METRIS MASTER TRUST
filed 2003-03-31
CIK 1003563, 1003564

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                             0-23961
December 31, 2002                                     Commission file number

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

Floating Rate Asset Backed Securities, Series 1999-1, Class A Floating Rate Asset Backed Securities, Series 1999-2, Class A Floating Rate Asset Backed Securities, Series 2000-2, Class A Floating Rate Asset Backed Securities, Series 2001-3, Class A Floating Rate Asset Backed Securities, Series 2002-3, Class A

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.
Yes X  No


        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part II of the Form 10-K or any amendment to this form 10-K. |_| [Not applicable].


        Indicate by check mark whether the Registrant is an accelerated filer (as defined in rule 12b-2 of the Act). Yes |_| No |X|

        State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant's most recently completed second fiscal quarter.


        The Registrant has no voting stock or class of common stock outstanding as of the date of this report.


                       DOCUMENTS INCORPORATED BY REFERENCE

         [Not applicable].


                                TABLE OF CONTENTS
PART I
                                                                           Page
Item 1.    Business..........................................................4

Item 2.    Properties........................................................5

Item 3.    Legal Proceedings.................................................5

Item 4.    Submission of Matters to a Vote of Security Holders...............6

PART II

Item 5.    Market for Registrant's Common Equity and Related
           Stockholder Matters...............................................6

Item 6.    Selected Financial Data...........................................6

Item 7.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations...............................6

Item 7A.   Qualitative and Quantitative Disclosure About Market Risk.........6

Item 8.    Financial Statements and Supplementary Data.......................6

Item 9.    Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure...............................6

PART III

Item 10.   Directors and Executive Officers of the Registrant................7

Item 11.   Executive Compensation............................................7

Item 12.   Security Ownership of Certain Beneficial
           Owners and Management.............................................7

Item 13.   Certain Relationships and Related Transactions....................7

Item 14.   Controls and Procedures...........................................7

PART IV

Item 15.   Exhibits, Financial Statement Schedules...........................7
           and Reports on Form 8-K

Signatures...................................................................9



PART I

Item 1.  Business

                  The Metris Master Trust (the "Trust" or the "Registrant") was originated by Metris Receivables, Inc. f/k/a Fingerhut Financial Services Receivables Inc. ("MRI" or "Transferor"), as Transferor under the Pooling and Servicing Agreement dated as of May 26, 1995, amended and restated July 30, 1998, and amended and restated again on January 22, 2002 (the "Pooling and Servicing Agreement"). The Pooling and Servicing Agreement is supplemented by various series supplements providing for the issuance of securities in series. Publicly registered and outstanding series of securities of the Trust as of December 31, 2002 are the Series 1999-1 Securities, Series 1999-2 Securities, Series 1999-3 Securities, Series 2000-1 Securities, Series 2000-2 Securities, Series 2000-3 Securities, Series 2001-1 Securities, Series 2001-2 Securities, Series 2001-3 Securities, Series 2001-4 Securities, Series 2002-3 Securities, and Series 2002-4 Securities (collectively referred to as the "Securities"). The Securities represent interests in the Trust only and do not represent interests in or obligations of Metris Receivables, Inc., Direct Merchants Credit Card Bank, National Association ("Direct Merchants Bank"), Metris Companies Inc. ("MCI") or any affiliate thereof.

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

                  Further, on June 14, 2002, each of the Trust's core program documents was amended by the parties to each of those agreements. These amendments took the following forms: (1) Amendment No. 1 to the Second Amended and Restated Bank Receivables Purchase Agreement, dated as of January 22, 2002, between Direct Merchants Bank, as Seller, and MCI, as Buyer; (2) Amendment No. 1 to the Second Amended and Restated Purchase Agreement, dated as of January 22, 2002, between MCI, as Seller, and MRI, as Buyer; and (3) Amendment No. 1 to the Metris Master Trust Second Amended and Restated Pooling and Servicing Agreement, dated as of January 22, 2002, among MRI, as Transferor, Direct Merchants Bank, as Servicer, and U.S. Bank National Association, as Trustee for the Trust. These amendments were made for the purpose of transferring to the Trust interchange related to receivables the accounts of which are designated for the Trust.


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

Item 3.  Legal Proceedings

                  The Transferor is not aware of any material pending litigation involving the Trust or the Trustee with respect to the Securities or the Trust's Property. The Transferor is aware that the Servicer (Direct Merchants Bank) or MCI are parties to various legal proceedings resulting from the ordinary business activities relating to their regular operations.

         Direct Merchants Bank Entered into an Operating Agreement and Terminated its Formal Supervisory Agreement:

                  As part of its normal periodic examination process, the Office of the Comptroller of the Currency ("OCC") may, in its sole discretion, require banks to modify or stop current practices based on the OCC's interpretation of its guidelines. On April 16, 2002, Direct Merchants Bank entered into an agreement with the OCC intended to strengthen the safety and soundness of Direct Merchants Bank's operations. The agreement formalized recommendations made and requirements imposed by the OCC following an examination of Direct Merchants Bank that resulted in a Report of Examination issued on April 4, 2002. The agreement was formally terminated by the OCC on March 18, 2003, when Direct Merchants Bank entered into an operating agreement with the OCC designed to ensure that Direct Merchants Bank continues to operate in a safe and sound manner. On March 19, 2003, MCI filed the operating agreement with the Securities and Exchange Commission as an exhibit to a current report on Form 8-K.

         Direct Merchants Bank has complied with the Consent Order and recived notice of No Civil Money Penalties:

                  On May 3, 2001, Direct Merchants Bank entered into a consent order with the OCC. The consent order required Direct Merchants Bank to pay approximately $3.2 million in restitution to approximately 62,000 credit card customers who applied for and received a credit card in connection with a series of limited test marketing campaigns from March 1999 to June 2000. Under the terms of the consent order, Direct Merchants Bank made no admission or agreement on the merits of the OCC's assertions. The restitution as required by the consent order has been paid. At the time of the consent order, the OCC also indicated that it was considering whether or not to pursue an assessment of civil money penalties and gave Direct Merchants Bank an opportunity to provide information to the OCC bearing on whether imposing a penalty would be appropriate and the severity of any penalty. In October 2002 the OCC advised Direct Merchants Bank that it was in full compliance with the consent order, and that the OCC would not be assessing civil money penalties.


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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

                  Not applicable.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

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

Item 12. Security Ownership of Certain Beneficial Owners and Management

                  The Securities representing investors' interests in the Trust are represented by a single Security registered in the name of Cede & Co., the nominee of DTC, and an investor holding an interest in the Trust is not entitled to receive a Security representing such interest except in certain limited circumstances. Accordingly, Cede & Co. is the sole holder of record of Securities, which it holds on behalf of brokers, dealers, banks and other direct participants in the DTC system. Such direct participants may hold Securities for their own accounts or for the accounts of their customers. The name and address of Cede & Co. is:

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


Item 13. Certain Relationships and Related Transactions

                  Not applicable.

Item 14. Controls and Procedures

                  Not applicable.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

    (a)      1.       Financial Statements:              Not Applicable

             2.       Financial Statement Schedules:     Not Applicable

3.             See Exhibit Index


    (b) The following reports on Form 8-K were filed during the fourth fiscal quarter of 2002.

                  Filing Date of Report                       Items Covered

                  October  16, 2002                           5 & 7
                  November  12, 2002                          5 & 7
                  December  17, 2002                          5 & 7

    (c)      See Exhibit Index

    (d)      Not applicable.






SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 28th day of March, 2003.

                  METRIS RECEIVABLES, INC.,
                  as originator of the Metris Master Trust

                  By:      /s/ Scott R. Fjellman
                  Name:    Scott R. Fjellman
                  Title:   Senior Vice President and Treasurer
                           Metris Receivables, Inc.,
                           as Transferor


                                   Certification

I, John A. Witham, certify that:

1. I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report, of Metris Master Trust;

2. Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report;

3. Based on my knowledge, the distribution or servicing information required to be provided to the trustee by the servicer under the pooling and servicing, or similar, agreement, for inclusion in these reports is included in these reports;

4. Based on my knowledge and upon the annual compliance statement included in the report and required to be delivered to the trustee in accordance with the terms of the pooling and servicing, or similar, agreement, and except as disclosed in the reports, the servicer has fulfilled its obligations under the servicing agreement; and

5. The reports disclose all significant deficiencies relating to the servicer's compliance with the minimum servicing standards based upon the report provided by an independent public accountant, after conducting a review in compliance with the Uniform Single Attestation Program for Mortgage Bankers or similar procedure, as set forth in the pooling and servicing, or similar, agreement, that is included in these reports.



Date: March 28, 2003



         /s/ John A. Witham
Name:    John A. Witham
Title:   President - Metris Receivables, Inc.,
         as originator of the Metris Master Trust



                                INDEX TO EXHIBITS


Exhibit   Description of
Number    Exhibit

     3.1  Amended  and  Restated   Certificate   of   Incorporation   of  Metris
          Receivables, Inc. (incorporated by reference to Exhibit 3(a) to the Registrant's Registration Statement on Form S-3, No. 333-23045).

     3.2 Bylaws of Metris Receivables, Inc. f/k/a Fingerhut Financial Services Receivables, Inc. (incorporated by reference to Exhibit 3(b) to the Registrant's Registration Statement on Form S-3, No. 33-99514).

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

     10.4 Amendment No. 1 to the Second Amended and Restated Bank Receivables Purchase Agreement, dated as of June 14, 2002, between Metris Companies Inc., as Buyer, and Direct Merchants Credit Card Bank, National Association, as Seller (incorporated by reference to Exhibit
          4.1 to the  Registrant's  Current  Report on Form 8-K  filed  June 18,
          2002).

     10.5 Amendment No. 1 to the Second Amended and Restated Purchase Agreement, dated as of June 14, 2002, between Metris Receivables, Inc., as Buyer, and Metris Companies Inc., as Seller (incorporated by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K filed June 18, 2002).

     10.6 Amendment No. 1 to the Metris Master Trust Second Amended and Restated Pooling and Servicing Agreement, dated as of June 14, 2002, among Metris Receivables, Inc., as Transferor, Direct Merchants Credit Card Bank, National Association, as Servicer, and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.3 to the Registrant's Current Report on Form 8-K filed June 18, 2002).

     99.1 Annual Servicer's Certificate dated March 27, 2003

     99.2 Supplementary Metris Master Trust Data

     99.3 Independent Public Accountant's Review of Agreed Upon Procedures with exceptions



                                                                   Exhibit 99.1

                          ANNUAL SERVICER'S CERTIFICATE
                            METRIS RECEIVABLES, INC.
                               METRIS MASTER TRUST

         The undersigned, a duly authorized officer of Direct Merchants Credit Card Bank, National Association, as Servicer pursuant to the Second Amended and Restated Pooling and Servicing Agreement dated January 22, 2002 (as amended, the "Pooling and Servicing Agreement"), by and among Metris Receivables, Inc., as transferor (the "Transferor"), Direct Merchants Credit Card Bank, National Association, as servicer (the "Servicer"), and U.S. Bank National Association, a national banking association, as trustee (the "Trustee"), does hereby certify that:

         1. Direct Merchants Credit Card Bank, National Association, is Servicer under the Pooling and Servicing Agreement.

         2. The undersigned is duly authorized pursuant to the Pooling and Servicing Agreement to execute and deliver this Certificate to the Trustee.

         3. This Certificate is delivered pursuant to Section 3.5 of the Pooling and Servicing Agreement.

         4. A review of the activities of the Servicer during the period from January 1, 2002 until December 31, 2002 was conducted under my supervision.

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

            None.

         IN WITNESS WHEREOF, the undersigned has duly executed this certificate on March 28, 2003.

                        DIRECT MERCHANTS CREDIT CARD BANK,
                        NATIONAL ASSOCIATION, as Servicer

                               /s/ Scott R. Fjellman
                        Name:  Scott R. Fjellman
                        Title: Senior Vice President, Treasurer & Cashier



Exhibit 99.2


                     SUPPLEMENTARY METRIS MASTER TRUST DATA
                                  SERIES 1999-1

1.       The total amount distributed during 2002 stated on the basis         Class A  $ 21.3261500
         of an original principal amount of $1,000 per Security:


2.       The amount of such distribution allocable to Security                Class A  $ 0
         Principal stated on the basis of an original principal
         amount of $1,000 per Security:


3.       The amount of such distribution allocable to Security                Class A  $ 21.3261500
         Interest stated on the basis of an original principal amount of $1,000 per Security:


4.       The amount of Principal Collections received in the                  Class A  $ 282,573,628.43
         Collection Account during the period from January 1, 2002 to
         December 31, 2002 and allocated in respect of the Class A
         Securities.


5.       The amount of Finance Charge Collections processed during            Class A  $ 132,069,809.37
         the period from January 1, 2002 to December 31, 2002 and
         allocated in respect of the Class A Securities.

6.       The aggregate amount of the:

         Principal Receivables                                                $ 9,809,563,579.49{1}
         Invested Amount                                                      $   549,450,550.00{1}
         Class A Invested Amount                                              $   500,000,000.00

         Floating Allocation Percentage                                               5.6011722%{1}
         Class A Floating Allocation Percentage                                       5.0970667%

         each as of the end of the day on December 31, 2002.

7.       The aggregate outstanding balance of Receivables which are :

                           Current
                           30 Days to 59 Days                                 $ 8,481,965,249.50
                           60 Days to 89 Days                                 $   673,837,523.22
                           90 Days and Over                                   $   356,150,797.27
                                                                              $   893,145,229.81
         as of the end of the day on December 31, 2002.

8.       The aggregate Investor Default Amount for the period from            $    89,511,120.07
         January 1, 2002 to December 31, 2002.

9.       The aggregate amount of Class A Investor Charge-Offs from            Class A  $ 0
         January 1, 2002 to December 31, 2002.

10.      The amount of the Servicing Fee for the period from January          $    10,989,011.00{1}
         1, 2002 to December 31, 2002.

11.      The Class A Pool Factor as of December 31, 2002:                     Class A Pool Factor 1.0000000


12.      The amount of Redirected Class B Principal Collections for           $  0.00
         the period from January 1, 2002 to December 31, 2002.

13.      The aggregate amount of funds in the Excess Funding Account          $  0.00
         and the Pre-Funding Account at December 31, 2002.

14.      Policy Claim Amount for the period from January 1, 2002 to           $  0.00
         December 31, 2002.



{1} Figure includes all classes of securities for Series including those privately held.


                     SUPPLEMENTARY METRIS MASTER TRUST DATA
                                  SERIES 1999-2

1.       The total amount distributed during 2002 stated on the basis         Class A  $ 23.0450389
         of an original principal amount of $1,000 per Security:


2.       The amount of such distribution allocable to Security                Class A  $ 0
         Principal stated on the basis of an original principal
         amount of $1,000 per Security:

3.       The amount of such distribution allocable to Security                Class A  $ 23.0450389
         Interest stated on the basis of an original principal amount of $1,000 per Security:

4.       The amount of Principal Collections received in the                  Class A  $ 282,573,628.43
         Collection Account during the period from January 1, 2002 to
         December 31, 2002 and allocated in respect of the Class A
         Securities.

5.       The amount of Finance Charge Collections processed during            Class A  $ 132,069,809.37
         the period from January 1, 2002 to December 31, 2002 and
         allocated in respect of the Class A Securities.

6.       The aggregate amount of the:

         Principal Receivables                                                $ 9,809,563,579.49{1}
         Invested Amount                                                      $   549,450,550.00{1}
         Class A Invested Amount                                              $   500,000,000.00

         Floating Allocation Percentage                                               5.6011722%{1}
         Class A Floating Allocation Percentage                                       5.0970667%

         each as of the end of the day on December 31, 2002.

7.       The aggregate outstanding balance of Receivables which are :

                           Current
                           30 Days to 59 Days                                 $ 8,481,965,249.50
                           60 Days to 89 Days                                 $   673,837,523.22
                           90 Days and Over                                   $   356,150,797.27
                                                                              $   893,145,229.81
         as of the end of the day on December 31, 2002.

8.       The aggregate Investor Default Amount for the period from            $    89,511,120.07
         January 1, 2002 to December 31, 2002.

9.       The aggregate amount of Class A Investor Charge-Offs for the         Class A  $ 0
         period from January 1, 2002 to December 31, 2002.

10.      The amount of the Servicing Fee for the period from January          $    10,989,011.00{1}
         1, 2002 to December 31, 2002.

11.      The Class A Pool Factor as of December 31, 2002:                     Class A Pool Factor 1.0000000


12.      The amount of Redirected Class B Principal Collections for           $  0.00
         the period from January 1, 2002 to December 31, 2002.

13.      The aggregate amount of funds in the Excess Funding Account          $  0.00
         and the Pre-Funding Account at December 31, 2002.

14.      Policy Claim Amount for the period from January 1, 2002 to           $  0.00
         December 31, 2002.



{1} Figure includes all classes of securities for Series including those privately held.




                     SUPPLEMENTARY METRIS MASTER TRUST DATA
                                  SERIES 1999-3

1.       The total amount distributed during 2002 stated on the basis         Class A  $ 22.0339278
         of an original principal amount of $1,000 per Security:


2.       The amount of such distribution allocable to Security                Class A  $ 0
         Principal stated on the basis of an original principal
         amount of $1,000 per Security:

3.       The amount of such distribution allocable to Security                Class A  $ 22.0339278
         Interest stated on the basis of an original principal amount of $1,000 per Security:

4.       The amount of Principal Collections received in the                  Class A  $169,544,177.06
         Collection Account during the period from January 1, 2002 to
         December 31, 2002 and allocated in respect of the Class A Securities:

5.       The amount of Finance Charge Collections processed during            Class A  $ 79,241,885.57
         the period from January 1, 2002 to December 31, 2002 and
         allocated in respect of the Class A Securities.

6.       The aggregate amount of the:

         Principal Receivables                                                $ 9,809,563,579.49{1}
         Invested Amount                                                      $   329,670,330.00{1}
         Class A Invested Amount                                              $   300,000,000.00

         Floating Allocation Percentage                                               3.3607033%{1}
         Class A Floating Allocation Percentage                                       3.0582400%

         each as of the end of the day on December 31, 2002.

7.       The aggregate outstanding balance of Receivables which are :

                           Current
                           30 Days to 59 Days                                 $ 8,481,965,249.50
                           60 Days to 89 Days                                 $   673,837,523.22
                           90 Days and Over                                   $   356,150,797.27
                                                                              $   893,145,229.81
         as of the end of the day on December 31, 2002.

8.       The aggregate Investor Default Amount for the period from            $    53,706,672.04
         January 1, 2002 to December 31, 2002.

9.       The aggregate amount of Class A Investor Charge-Offs for the         Class A  $ 0
         period from January 1, 2002 to December 31, 2002.

10.      The amount of the Servicing Fee for the period from January          $     6,593,406.60{1}
         1, 2002 to December 31, 2002.

11.      The Class A Pool Factor as of December 31, 2002:                     Class A Pool Factor 1.0000000


12.      The amount of Redirected Class B Principal Collections for           $  0.00
         the period from January 1, 2002 to December 31, 2002.

13.      The aggregate amount of funds in the Excess Funding Account          $  0.00
         and the Pre-Funding Account at December 31, 2002.

14.      Policy Claim Amount for the period from January 1, 2002 to           $  0.00
         December 31, 2002.



{1} Figure includes all classes of securities for Series including those privately held.







                     SUPPLEMENTARY METRIS MASTER TRUST DATA
                                  SERIES 2000-1

1.       The total amount distributed during 2002 stated on the basis         Class A  $ 20.8205944
         of an original principal amount of $1,000 per Security:              Class B  $ 24.6628154


2.       The amount of such distribution allocable to Security                Class A  $ 0
         Principal stated on the basis of an original principal               Class B  $ 0
         amount of $1,000 per Security:

3.       The amount of such distribution allocable to Security                Class A  $ 20.8205944
         Interest stated on the basis of an original principal amount         Class B  $ 24.6628154
         of $1,000 per Security:

4.       The amount of Principal Collections received in the                  Class A  $ 252,911,309.51
         Collection Account during the period from January 1, 2002 to         Class B  $  38,405,146.99

         December 31, 2002 and allocated in respect of the Class A                     $ 291,316,456.50
         Securities and the Class B Securities, respectively:

5.       The amount of Finance Charge Collections processed during            Class A  $ 118,206,177.29
         the period from January 1, 2002 to December 31, 2002 and             Class B  $  17,949,871.92

         allocated in respect of the Class A Securities and the Class                  $ 136,156,049.21
         B Securities, respectively:

6.       The aggregate amount of the:

         Principal Receivables                                                $ 9,809,563,579.49{1}
         Invested Amount                                                      $   662,983,425.00{1}
         Class A Invested Amount                                              $   447,514,000.00
         Class B Invested Amount                                              $    67,956,000.00

         Floating Allocation Percentage                                               6.7585415%{1}
         Class A Floating Allocation Percentage                                       4.5620174%
         Class B Floating Allocation Percentage                                       0.6927525%

         Each as of the end of the day on December 31, 2002.

7.       The aggregate outstanding balance of Receivables which are :

                           Current
                           30 Days to 59 Days                                 $ 8,481,965,249.50
                           60 Days to 89 Days                                 $   673,837,523.22
                           90 Days and Over                                   $   356,150,797.27
                                                                              $   893,145,229.81
         as of the end of the day on December 31, 2002.

8.       The aggregate Investor Default Amount for the period from            $   108,006,787.80
         January 1, 2002 to December 31, 2002.

9.       The aggregate amount of Class A Investor Charge-Offs and             Class A  $ 0
         Class B Investor Charge-Offs for the period from January 1,          Class B  $ 0
         2002 to December 31, 2002.

10.      The amount of the Servicing Fee for the period from January          $    13,259,668.50
         1, 2002 to December 31, 2002.

11.      The Class A Pool Factor as of December 31, 2002:                     Class A Pool Factor 1.0000000


12.      The amount of Redirected Class B Principal Collections for           $  0.00
         the period from January 1, 2002 to December 31, 2002.

13.      The aggregate amount of funds in the Excess Funding Account          $  0.00
         and the Pre-Funding Account at December 31, 2002.



{1} Figure includes all classes of securities for Series including those privately held.


                     SUPPLEMENTARY METRIS MASTER TRUST DATA
                                  SERIES 2000-2

1.       The total amount distributed during 2002 stated on the basis         Class A  $ 19.9105945
         of an original principal amount of $1,000 per Security:              Class B  $ 23.8539277


2.       The amount of such distribution allocable to Security                Class A  $ 0
         Principal stated on the basis of an original principal               Class B  $ 0
         amount of $1,000 per Security:

3.       The amount of such distribution allocable to Security                Class A  $ 19.9105945
         Interest stated on the basis of an original principal amount         Class B  $ 23.8539277
         of $1,000 per Security:

4.       The amount of Principal Collections received in the                  Class A  $ 252,911,309.51
         Collection Account during the period from January 1, 2002 to         Class B  $  38,405,146.99
         December 31, 2002 and allocated in respect of the Class A                     $ 291,316,456.50
         Securities and the Class B Securities, respectively:

5.       The amount of Finance Charge Collections processed during            Class A  $ 118,206,177.29
         the period from January 1, 2002 to December 31, 2002 and             Class B  $  17,949,871.92
         allocated in respect of the Class A Securities and the Class                  $ 136,156,049.21
         B Securities, respectively:

6.       The aggregate amount of the:

         Principal Receivables                                                $ 9,809,563,579.49{1}
         Invested Amount                                                      $   662,983,425.00{1}
         Class A Invested Amount                                              $   447,514,000.00
         Class B Invested Amount                                              $    67,956,000.00

         Floating Allocation Percentage                                               6.7585415%{1}
         Class A Floating Allocation Percentage                                       4.5620174%
         Class B Floating Allocation Percentage                                       0.6927525%

         each as of the end of the day on December 31, 2002.

7.       The aggregate outstanding balance of Receivables which are :

                           Current
                           30 Days to 59 Days                                 $ 8,481,965,249.50
                           60 Days to 89 Days                                 $   673,837,523.22
                           90 Days and Over                                   $   356,150,797.27
                                                                              $   893,145,229.81
         as of the end of the day on December 31, 2002.

8.       The aggregate Investor Default Amount for the period from            $   108,006,787.80
         January 1, 2001 to December 31, 2002.

9.       The aggregate amount of Class A Investor Charge-Offs and             Class A  $ 0
         Class B Investor Charge-Offs for the period from January 1,          Class B  $ 0
         2002 to December 31, 2002.

10.      The amount of the Servicing Fee for the period from January          $    13,259,668.50
         1, 2002 to December 31, 2002.

11.      The Class A Pool Factor as of December 31, 2002:                     Class A Pool Factor 1.0000000


12.      The amount of Redirected Class B Principal Collections for           $  0.00
         the period from January 1, 2002 to December 31, 2002.

13.      The aggregate amount of funds in the Excess Funding Account          $  0.00
         and the Pre-Funding Account at December 31, 2002.



{1} Figure includes all classes of securities for Series including those privately held.


                     SUPPLEMENTARY METRIS MASTER TRUST DATA
                                  SERIES 2000-3

1.       The total amount distributed during 2002 stated on the basis         Class A  $ 20.4161500
         of an original principal amount of $1,000 per Security:              Class B  $ 24.6628170


2.       The amount of such distribution allocable to Security                Class A  $ 0
         Principal stated on the basis of an original principal               Class B  $ 0
         amount of $1,000 per Security:

3.       The amount of such distribution allocable to Security                Class A  $ 20.4161500
         Interest stated on the basis of an original principal amount         Class B  $ 24.6628170
         of $1,000 per Security:

4.       The amount of Principal Collections received in the                  Class A  $ 210,759,236.21
         Collection Account during the period from January 1, 2002 to         Class B  $  37,468,132.84
         December 31, 2002 and allocated in respect of the Class A                     $ 248,227,369.05
         Securities and the Class B Securities, respectively:

5.       The amount of Finance Charge Collections processed during            Class A  $  98,505,059.70
         the period from January 1, 2002 to December 31, 2002 and             Class B  $  17,511,928.43
         allocated in respect of the Class A Securities and the Class                  $ 116,016,988.13
         B Securities, respectively:


6.       The aggregate amount of the:

         Principal Receivables                                                $ 9,809,563,579.49{1}
         Invested Amount                                                      $   552,486,188.00{1}
         Class A Invested Amount                                              $   372,928,000.00
         Class B Invested Amount                                              $    66,298,000.00

         Floating Allocation Percentage                                               5.6321179%{1}
         Class A Floating Allocation Percentage                                       3.8016778%
         Class B Floating Allocation Percentage                                       0.6758507%

         each as of the end of the day on December 31, 2002.

7.       The aggregate outstanding balance of Receivables which are :

                           Current
                           30 Days to 59 Days                                 $ 8,481,965,249.50
                           60 Days to 89 Days                                 $   673,837,523.22
                           90 Days and Over                                   $   356,150,797.27
                                                                              $   893,145,229.81
         as of the end of the day on December 31, 2002.

8.       The aggregate Investor Default Amount for the period from            $    90,005,656.58
         January 1, 2002 to December 31, 2002.

9.       The aggregate amount of Class A Investor Charge-Offs and             Class A  $ 0
         Class B Investor Charge-Offs for the period from January 1,          Class B  $ 0
         2002 to December 31, 2002.

10.      The amount of the Servicing Fee for the period from January          $    11,049,723.76
         1, 2002 to December 31, 2002.

11.      The Class A Pool Factor as of December 31, 2002:                     Class A Pool Factor 1.0000000


12.      The amount of Redirected Class B Principal Collections for           $  0.00
         the period from January 1, 2002 to December 31, 2002.

13.      The aggregate amount of funds in the Excess Funding Account          $  0.00
         and the Pre-Funding Account at December 31, 2002.



{1} Figure includes all classes of securities for Series including those privately held.



                     SUPPLEMENTARY METRIS MASTER TRUST DATA
                                  SERIES 2001-1

1.       The total amount distributed during 2002 stated on the basis         Class A  $ 20.0117056
         of an original principal amount of $1,000 per Security:              Class B  $ 25.8761500


2.       The amount of such distribution allocable to Security                Class A  $ 0
         Principal stated on the basis of an original principal               Class B  $ 0
         amount of $1,000 per Security:

3.       The amount of such distribution allocable to Security                Class A  $ 20.0117056
         Interest stated on the basis of an original principal amount         Class B  $ 25.8761500
         of $1,000 per Security:

4.       The amount of Principal Collections received in the                  Class A  $ 257,126,177.75
         Collection Account during the period from January 1, 2002 to         Class B  $  45,711,370.72
         December 31, 2002 and allocated in respect of the Class A                     $ 302,837,548.47
         Securities and the Class B Securities, respectively:

5.       The amount of Finance Charge Collections processed during            Class A  $ 120,176,130.56
         the period from January 1, 2002 to December 31, 2002 and             Class B  $  21,364,668.92
         allocated in respect of the Class A Securities and the Class                  $ 141,540,799.48
         B Securities, respectively:

6.       The aggregate amount of the:

         Principal Receivables                                                $ 9,809,563,579.49{1}
         Invested Amount                                                      $   674,033,149.00{1}
         Class A Invested Amount                                              $   454,972,000.00
         Class B Invested Amount                                              $    80,884,000.00

         Floating Allocation Percentage                                               6.8711839%{1}
         Class A Floating Allocation Percentage                                       4.6380453%
         Class B Floating Allocation Percentage                                       0.8245423%

         each as of the end of the day on December 31, 2002.

7.       The aggregate outstanding balance of Receivables which are :

                           Current
                           30 Days to 59 Days                                 $ 8,481,965,249.50
                           60 Days to 89 Days                                 $   673,837,523.22
                           90 Days and Over                                   $   356,150,797.27
                                                                              $   893,145,229.81
         as of the end of the day on December 31, 2002.

8.       The aggregate Investor Default Amount for the period from            $   109,806,900.97
         January 1, 2002 to December 31, 2002.

                  9.       The aggregate amount of Class A Investor           Class A  $ 0
         Charge-Offs and Class B Investor Charge-Offs for the period          Class B  $ 0
         from January 1, 2001 to December 31, 2002.

10.      The amount of the Servicing Fee for the period from January          $    13,480,662.98
         1, 2002 to December 31, 2002.

11.      The Class A Pool Factor as of December 31, 2002:                     Class A Pool Factor 1.0000000


12.      The amount of Redirected Class B Principal Collections for           $  0.00
         the period from January 1, 2002 to December 31, 2002.

13.      The aggregate amount of funds in the Excess Funding Account          $  0.00
         and the Pre-Funding Account at December 31, 2002.



{1} Figure includes all classes of securities for Series including those privately held.



                     SUPPLEMENTARY METRIS MASTER TRUST DATA
                                  SERIES 2001-2

1.       The total amount distributed during 2002 stated on the basis         Class A  $ 21.0228167
         of an original principal amount of $1,000 per Security:              Class B  $ 28.7072613


2.       The amount of such distribution allocable to Security                Class A  $ 0
         Principal stated on the basis of an original principal               Class B  $ 0
         amount of $1,000 per Security:

3.       The amount of such distribution allocable to Security                Class A  $ 21.0228167
         Interest stated on the basis of an original principal amount         Class B  $ 28.7072613
         of $1,000 per Security:

4.       The amount of Principal Collections received in the                  Class A  $ 316,138,854.31
         Collection Account during the period from      January 1,            Class B  $  56,202,764.40
         2002 to December 31, 2002 and allocated in respect of the                     $ 372,341,618.71
         Class A Securities and the Class B Securities, respectively:

5.       The amount of Finance Charge Collections processed during            Class A  $ 147,757,589.47
         the period from January 1, 2002 to December 31, 2002 and             Class B  $  26,268,156.77
         allocated in respect of the Class A Securities and the Class                  $ 174,025,746.24
         B Securities, respectively:

6.       The aggregate amount of the:

         Principal Receivables                                                $ 9,809,563,579.49{1}
         Invested Amount                                                      $   828,729.282.00{1}
         Class A Invested Amount                                              $   559,392,000.00
         Class B Invested Amount                                              $    99,448,000.00

         Floating Allocation Percentage                                               8.4481769%{1}
         Class A Floating Allocation Percentage                                       5.7025167%
         Class B Floating Allocation Percentage                                       1.0137862%

         each as of the end of the day on December 31, 2002.

7.       The aggregate outstanding balance of Receivables which are :

                           Current
                           30 Days to 59 Days                                 $ 8,481,965,249.50
                           60 Days to 89 Days                                 $   673,837,523.22
                           90 Days and Over                                   $   356,150,797.27
                                                                              $   893,145,229.81
         as of the end of the day on December 31, 2002.

8.       The aggregate Investor Default Amount for the period from            $   135,008,484.88
         January 1, 2002 to December 31, 2002.

9.       The aggregate amount of Class A Investor Charge-Offs and             Class A  $ 0
         Class B Investor Charge-Offs for the period from January 1,          Class B  $ 0
         2002 to December 31, 2002.

10.      The amount of the Servicing Fee for the period from January          $    16,574,585.64
         1, 2002 to December 31, 2002.

11.      The Class A Pool Factor as of December 31, 2002:                     Class A Pool Factor 1.0000000


12.      The amount of Redirected Class B Principal Collections for           $  0.00
         the period from January 1, 2002 to December 31, 2002.

13.      The aggregate amount of funds in the Excess Funding Account          $  0.00
         and the Pre-Funding Account at December 31, 2002.



{1} Figure includes all classes of securities for Series including those privately held.



                     SUPPLEMENTARY METRIS MASTER TRUST DATA
                                  SERIES 2001-3

1.       The total amount distributed during 2002 stated on the basis         Class A  $ 20.1128167
         of an original principal amount of $1,000 per Security:              Class B  $ 26.8872612


2.       The amount of such distribution allocable to Security                Class A  $ 0
         Principal stated on the basis of an original principal               Class B  $ 0
         amount of $1,000 per Security:

3.       The amount of such distribution allocable to Security                Class A  $ 20.1128167
         Interest stated on the basis of an original principal amount         Class B  $ 26.8872612
         of $1,000 per Security:

4.       The amount of Principal Collections received in the                  Class A  $ 273,987,346.16
         Collection Account during the period                                 Class B  $  48,708,911.77
         from January 1, 2002 to December                                              $ 322,696,257.93
         31, 2002 and allocated in respect of the Class A Securities and the Class B Securities, respectively:

5.       The amount of Finance Charge Collections processed during            Class A  $ 128,056,736.12
         the period from January 1, 2002 to December 31, 2002 and             Class B  $  22,765,665.43
         allocated in respect of the Class A Securities and the Class                  $ 150,822,401.55
         B Securities, respectively:

6.       The aggregate amount of the:

         Principal Receivables                                                $ 9,809,563,579.49{1}
         Invested Amount                                                      $   718,232,044.00{1}
         Class A Invested Amount                                              $   484,807,000.00
         Class B Invested Amount                                              $    86,188,000.00

         Floating Allocation Percentage                                               7.3217533%{1}
         Class A Floating Allocation Percentage                                       4.9421872%
         Class B Floating Allocation Percentage                                       0.8786120%

         each as of the end of the day on December 31, 2002.

7.       The aggregate outstanding balance of Receivables which are :

                           Current
                           30 Days to 59 Days                                 $ 8,481,965,249.50
                           60 Days to 89 Days                                 $   673,837,523.22
                           90 Days and Over                                   $   356,150,797.27
                                                                              $   893,145,229.81
         as of the end of the day on December 31, 2002.

8.       The aggregate Investor Default Amount for the period from            $   117,007,353.49
         January 1, 2002 to December 31, 2002.

9.       The aggregate amount of Class A Investor Charge-Offs and             Class A  $ 0
         Class B Investor Charge-Offs for the period from January 1,          Class B  $ 0
         2002 to December 31, 2002.

10.      The amount of the Servicing Fee for the period from January          $    14,364,640.88
         1, 2002 to December 31, 2002.

11.      The Class A Pool Factor as of December 31, 2002:                     Class A Pool Factor 1.0000000


12.      The amount of Redirected Class B Principal Collections for           $  0.00
         the period from January 1, 2002 to December 31, 2002.

13.      The aggregate amount of funds in the Excess Funding Account          $  0.00
         and the Pre-Funding Account at December 31, 2002.



{1} Figure includes all classes of securities for Series including those privately held.


                     SUPPLEMENTARY METRIS MASTER TRUST DATA
                                  SERIES 2001-4

1.       The total amount distributed during 2002 stated on the basis         Class A  $ 21.3261500
         of an original principal amount of $1,000 per Security:              Class B  $ 31.9428170


2.       The amount of such distribution allocable to Security                Class A  $ 0
         Principal stated on the basis of an original principal               Class B  $ 0
         amount of $1,000 per Security:

3.       The amount of such distribution allocable to Security                Class A  $ 21.3261500
         Interest stated on the basis of an original principal amount         Class B  $ 31.9428170
         of $1,000 per Security:

4.       The amount of Principal Collections received in the                  Class A  $ 210,759,236.21
         Collection Account during the period from January 1, 2002 to         Class B  $  37,468,132.84
         December 31, 2002 and allocated in respect of the Class A                     $ 248,227,369.05
         Securities and the Class B Securities, respectively:

5.       The amount of Finance Charge Collections  processed during           Class A  $  98,505,059.70
         the period from January 1, 2002 to December 31, 2002 and             Class B  $  17,511,928.43
         allocated in respect of the Class A Securities and the Class                  $ 116,016,988.13
         B Securities, respectively:

6.       The aggregate amount of the:

         Principal Receivables                                                $ 9,809,563,579.49{1}
         Invested Amount                                                      $   552,486,188.00{1}
         Class A Invested Amount                                              $   372,928,000.00
         Class B Invested Amount                                              $    66,298,000.00

         Floating Allocation Percentage                                               5.6321179%{1}
         Class A Floating Allocation Percentage                                       3.8016778%
         Class B Floating Allocation Percentage                                       0.6758507%

         each as of the end of the day on December 31, 2002.

7.       The aggregate outstanding balance of Receivables which are :

                           Current
                           30 Days to 59 Days                                 $ 8,481,965,249.50
                           60 Days to 89 Days                                 $   673,837,523.22
                           90 Days and Over                                   $   356,150,797.27
                                                                              $   893,145,229.81
         as of the end of the day on December 31, 2002.

8.       The aggregate Investor Default Amount for the period from            $ 90,005,656.58
         January 1, 2002 to December 31, 2002.

9.       The aggregate amount of Class A Investor Charge-Offs and             Class A  $ 0
         Class B Investor Charge-Offs for the period from January 1,          Class B  $ 0
         2002 to December 31, 2002.

10.      The amount of the Servicing Fee for the period from January          $    11,049,723.76
         1, 2002 to December 31, 2002.

11.      The Class A Pool Factor as of December 31, 2002:                     Class A Pool Factor 1.0000000


12.      The amount of Redirected Class B Principal Collections for           $  0.00
         the period from January 1, 2002 to December 31, 2002.

13.      The aggregate amount of funds in the Excess Funding Account          $  0.00
         and the Pre-Funding Account at December 31, 2002.



{1} Figure includes all classes of securities for Series including those privately held.



                     SUPPLEMENTARY METRIS MASTER TRUST DATA
                                  SERIES 2002-3

1.       The total amount distributed during 2002 stated on the basis         Class A  $ 12.9201778
         of an original principal amount of $1,000 per Security:


2.       The amount of such distribution allocable to Security                Class A  $ 0
         Principal stated on the basis of an original principal
         amount of $1,000 per Security:

3.       The amount of such distribution allocable to Security                Class A  $ 12.9201778
         Interest stated on the basis of an original principal amount of $1,000 per Security:

4.       The amount of Principal Collections received in the                  Class A  $ 296,804,912.89
         Collection Account during the period from June 4, 2002
         to December 31, 2002 and allocated in respect of the Class A
         Securities:

5.       The amount of Finance Charge Collections processed during            Class A  $ 138,500,433.02
         the period from June 4, 2002 to December 31, 2002 and
         allocated in respect of the Class A Securities:

6.       The aggregate amount of the:

         Principal Receivables                                                $ 9,809,563,579.49{1}
         Invested Amount                                                      $   994,475,138.00{1}
         Class A Invested Amount                                              $   900,000,000.00


         Floating Allocation Percentage                                              10.1378122%{1}
         Class A Floating Allocation Percentage                                       9.1747201%


         each as of the end of the day on December 31, 2002.

7.       The aggregate outstanding balance of Receivables which are :

                           Current
                           30 Days to 59 Days                                 $ 8,481,965,249.50
                           60 Days to 89 Days                                 $   673,837,523.22
                           90 Days and Over                                   $   356,150,797.27
                                                                              $   893,145,229.81
         as of the end of the day on December 31, 2002.

8.       The aggregate Investor Default Amount for the period from            $   100,506,471.12
         June 4, 2002 to December 31, 2002.

9.       The aggregate amount of Class A Investor Charge-Offs for the         Class A  $ 0
         period from June 4, 2002 to December 31, 2002.

10.      The amount of the Servicing Fee for the period from June 4,          $    11,497,767.35
         2002 to December 31, 2002.

11.      The Class A Pool Factor as of December 31, 2002:                     Class A Pool Factor 1.0000000


12.      The amount of Redirected Class B Principal Collections for           $  0.00
         the period from June 4, 2002 to December 31, 2002.

13.      The aggregate amount of funds in the Excess Funding Account          $  0.00
         and the Pre-Funding Account at December 31, 2002.



{1} Figure includes all classes of securities for Series including those privately held.


                     SUPPLEMENTARY METRIS MASTER TRUST DATA
                                  SERIES 2002-4

1.       The total amount distributed during 2002 stated on the basis         Class A  $ 13.4335111
         of an original principal amount of $1,000 per Security:


2.       The amount of such distribution allocable to Security                Class A  $ 0
         Principal stated on the basis of an original principal
         amount of $1,000 per Security:

3.       The amount of such distribution allocable to Security                Class A  $ 13.4335111
         Interest stated on the basis of an original principal amount of $1,000 per Security:

4.       The amount of Principal Collections received in the                  Class A  $ 197,869,941.93
         Collection Account during the period from      June 4, 2002
         to December 31, 2002 and allocated in respect of the Class A
         Securities:

5.       The amount of Finance Charge Collections processed during            Class A  $ 92,333,622.04
         the period from June 4, 2002 to December 31, 2002 and
         allocated in respect of the Class A Securities:

6.       The aggregate amount of the:

         Principal Receivables                                                $ 9,809,563,579.49{1}
         Invested Amount                                                      $   662,983,425.00{1}
         Class A Invested Amount                                              $   600,000,000.00

         Floating Allocation Percentage                                               6.7585415%{1}
         Class A Floating Allocation Percentage                                       6.1164801%


         each as of the end of the day on December 31, 2002.

7.       The aggregate outstanding balance of Receivables which are :

                           Current
                           30 Days to 59 Days                                 $ 8,481,965,249.50
                           60 Days to 89 Days                                 $   673,837,523.22
                           90 Days and Over                                   $   356,150,797.27
                                                                              $   893,145,229.81
         as of the end of the day on December 31, 2002.

8.       The aggregate Investor Default Amount for the period from            $    67,004,314.05
         June 4, 2002 to December 31, 2002.

9.       The aggregate amount of Class A Investor Charge-Offs for the         Class A  $ 0
         period from June 4, 2002 to December 31, 2002.

10.      The amount of the Servicing Fee for the period from June 4,          $     7,665,178.23
         2002 to December 31, 2002.

11.      The Class A Pool Factor as of December 31, 2002:                     Class A Pool Factor 1.0000000


12.      The amount of Redirected Class B Principal Collections for           $  0.00
         the period from June 4, 2002 to December 31, 2002.

13.      The aggregate amount of funds in the Excess Funding Account          $  0.00
         and the Pre-Funding Account at December 31, 2002.



{1} Figure includes all classes of securities for Series including those privately held.







                                                                    Exhibit 99.3

                         INDEPENDENT PUBLIC ACCOUNTANT'S
                        REVIEW OF AGREED UPON PROCEDURES

                         Independent Accountants' Report
                       on Applying Agreed-Upon Procedures

February 14, 2003


Metris Receivables, Inc.
Attn: Treasurer
10900 Wayzata Boulevard, Room 723
Minnetonka, MN 55305

Direct Merchants Credit Card Bank, National Association
17600 North Perimeter Drive
Scottsdale, Arizona 85255

U.S. Bank National Association
Eve Kaplan
180 East Fifth Street
St. Paul, MN 55101

MBIA Insurance Corporation
Attn:  William Cody
113 King Street
Armonk, New York 10504

Moody's Investors Service, Inc.
Attn:  Compliance Department
99 Church Street
New York, New York 10007

Standard & Poor's Ratings Services
Attn:  Compliance Department
55 Water Street
New York, New York 10041

Fitch, Inc.
Attn:  Nancy Stroker, Executive VP Corporate Finance
One State Street Plaza
New York, New York 10004

Ladies and Gentlemen:

Pursuant to Section 3.6(a) and 3.6(b) of the Second Amended and Restated Pooling and Servicing Agreement dated as of January 22, 2002 (as amended, the "Agreement") among Metris Receivables, Inc., (the "Transferor"); Direct Merchants Credit Card Bank, National Association, (the "Servicer"); U.S. Bank National Association, (the "Trustee"); we have applied the agreed-upon procedures enumerated below, to selected Metris Master Trust (the "Master Trust") Daily Reports and Settlement Statements prepared by the Servicer during the period from January 1, 2002 to December 31, 2002 (the "Period"). We understand that the Daily Reports and Settlement Statements are prepared in accordance with requirements described in the Agreement and the relevant Supplement. We have performed these procedures solely to assist the Transferor; the Servicer; the Trustee; MBIA Insurance Corporation, as Enhancement Provider; and Moody's Investor Service, Inc., Standard & Poor's Ratings Services, and Fitch, Inc., as the Rating Agencies; (collectively, the "Specified Users"); in evaluating the Servicer's compliance with these requirements.

This agreed-upon procedures engagement was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants. The sufficiency of these procedures is solely the responsibility of those parties specified in this report. Consequently, we make no representation regarding the sufficiency of the procedures described below, either for the purpose for which this report has been requested or for any other purpose.

Capitalized terms used herein without definition will have meanings ascribed to them in the Agreement or relevant Supplement. Unless otherwise indicated, the following conventions have been adopted in presenting our procedures and findings:

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

We have performed the following procedures:

Section 3.6(a)

1. For five haphazardly selected days (the "Five Days") within the Period, we obtained the Daily Report and compared amounts representing sales, cash advances, payments, interest income, charge-offs, miscellaneous charges and adjustments amounts set forth in the Daily Report with corresponding amounts set forth in the Servicer's accounts receivable reports and recomputed the mathematical accuracy of the amounts and percentages within the Daily Report.

2. For the Five Days, we compared the cash transfers indicated on the Daily Reports to entries on the relevant Master Trust bank statements.

3. For three haphazardly selected fiscal month ends (the "Three Months") in the Period, we compared the aggregate customer balances in the "30-59 day delinquent" and "90-119 day delinquent" categories as reflected on the monthly Settlement Statements for the Three Months to the corresponding amounts set forth in the Servicer's accounts receivable aging reports for such month-ends.

4. For five haphazardly selected weekly periods (the "Five Weeks"), we compared beginning and end of week total receivables balances on the Servicer's accounts receivable reports with the corresponding balances on the corresponding Daily Reports and recomputed each Daily Report's beginning and ending Principal Receivables balances and Finance Charge Receivables balances, based on the information contained in such Daily Reports, for each of the days within the Five Weeks.

5. For the Five Days, we recomputed the daily allocation of Principal and Finance Charge Collections to each series issued under the Agreement based upon information appearing on the Daily Report.

6. For one monthly Settlement Statement in the Period, we compared the amounts and percentages appearing therein to the information appearing in the corresponding Daily Reports or the reports, which are the source of such amounts and percentages or recomputed such percentages to the extent they were derived from such information.

Section 3.6(b)

7. For four haphazardly selected monthly Settlement Statements in the Period, we compared amounts and percentages appearing therein to the information appearing in the corresponding Daily Reports or other reports which are the source of such amounts and percentages or recomputed such percentages to the extent they were derived from such information.

The above agreed-upon procedures were performed with exceptions noted at Exhibit
1. To the extent a noted exception has caused additional related amounts or percentages to be incorrect, we have not included such amounts or percentages in
Exhibit 1.

Management of the Direct Merchants Credit Card Bank, National Association, has represented to us that the Daily and Monthly Reports provided to us are the same as those provided to the Trustee.

We were not engaged to, and did not conduct, an examination, the objective of which would be the expression of an opinion on the servicing records. Accordingly, we do not express such an opinion. Had we performed additional procedures, other matters might have come to our attention that would have been reported to you.

This report is intended solely for the information and use of the Specified Users and is not intended to be and should not be used by anyone other than these Specified Users.






                                                                      Exhibit I

                                Exception Report

1. Security Principal Distributed on the March 2001-A Certificateholder's Statement did not agree with the amounts on Accounts Receivable Reports.

                              Amount per                   Amounts per Account
                      Certificateholder's Statement        Receivable Reports
     Class B                 $8,619,000.00                   $17,901,000.00
     Class C                 $7,898,000.00                   $16,403,000.00


2. The Available Reserve Account Amount on the 1997-2 Certificateholder's Statement did not agree with the amount per the bank statement.

                              Amount per                        Amount per
                      Certificateholder's Statement           Bank Statement
     June                    $3,272,500.00                        $0.00


3. The Required Reserve Account Amount on the 2001-1 Certificateholder's Statement did not agree with the amount recomputed by KPMG.

                              Amount per                        Amount as
                      Certificateholder's Statement             Recomputed
     March                     $0.00                          $3,412,290.00


4. The Principal Funding Account Investment Proceeds Deposit on the 1998-3 Certificateholder's Statement did not agree with amounts on bank statements.

                              Amount per                        Amount per
                      Certificateholder's Statement           Bank Statement
     January               $200,000,000.00                      $203,707.64
     March                 $400,000,000.00                      $497,091.10


5. The Principal Funding Account on the 1997-1 Certificateholder's Statement did not agree with the amount on the bank statement.

                              Amount per                        Amount per
                      Certificateholder's Statement           Bank Statement
     January                529,833,333.00                    529,743,333.83




6. The Covered Amount on certain Certificateholder's Statement did not agree with the amount recomputed by KPMG.

                           Amount per 1997-1                    Amount as
                      Certificateholder's Statement             Recomputed
     January                 $2,971,480.00                     $2,875,617.88
     March                   $4,467,349.00                     $4,323,210.68

                           Amount per 1998-3                    Amount as
                      Certificateholder's Statement             Recomputed
     January                   $411,396.00                      $384,854.17
     March                     $878,764.00                      $935,458.33

                           Amount per 1997-2                    Amount as
                      Certificateholder's Statement             Recomputed
     September                 $595,306.00                      $615,149.79


7.   The Pool Factors for various classes on the March 1997-1
     Certificateholder's Statement did not agree with the amount recomputed by KPMG.

                            Amount per                          Amount as
                      Certificateholder's Statement             Recomputed
     Class A                 1.0000000                              0
     Class B                 1.0000000                              0
     Class C                 1.0000000                              0