Form 10-K/A
period 2002-12-31
METRIS RECEIVABLES INC; METRIS MASTER TRUST
filed 2003-05-09
CIK 1003563, 1003564

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-K/A

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







         Indicate by check mark whether the Registrant is an accelerated filer (as defined in rule 12b-2 of the Act). Yes |_| No|X|

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


                       DOCUMENTS INCORPORATED BY REFERENCE

         [Not applicable].






                                                                EXPLANTORY NOTE

         This amendment to the Metris Master Trust Annual Report on Form 10-K for the fiscal year ended December 31, 2002 is being filed for the purpose of including as 99.4 to the Form 10-K an annual Independent Accountants Report to the Servicer from KPMG LLP as to compliance by the Servicer with certain servicing standards, including Management's Assertion in respect thereof. Other than the inclusion of this additional exhibit, no changes are being made to the Form 10-K, as filed with the SEC on March 31, 2003.


PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

         (a)      1.       Financial Statements:              Not Applicable

                  2.       Financial Statement Schedules:     Not Applicable

                  3.       See Exhibit Index

         (b) The following reports on Form 8-K were filed during the fourth fiscal quarter of 2002.

                  Filing Date of Report                       Items Covered
                  ---------------------                       -------------
                  October   16, 2002                          5 & 7
                  November  12, 2002                          5 & 7
                  December  17, 2002                          5 & 7

         (c)      See Exhibit Index

         (d)      Not applicable.






SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 9th day of May, 2003.

                          METRIS RECEIVABLES, INC., as
                          originator of the Metris Master Trust

                          By:      /s/ Scott R. Fjellman
                          Name:    Scott R. Fjellman
                          Title:   Senior Vice President and Treasurer
                                   Metris Receivables, Inc.,
                                   as Transferor






                                  Certification

I, John A. Witham, certify that:

1. I have reviewed this amendment to the annual report on Form 10-K, the annual report on Form 10-K filed on March 31, 2003 and all reports on Form 8-K containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report, of Metris Master Trust;

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



Date: May 9, 2003



         /s/ John A. Witham
Name:    John A. Witham
Title:   President - Metris Receivables, Inc.,
         as originator of the Metris Master Trust




                                                               INDEX TO EXHIBITS


Exhibit   Description of
Number    Exhibit

     3.1 Amended and Restated Certificate of Incorporation of Metris Receivables, Inc. (incorporated by reference to Exhibit 3(a) to the Registrant's Registration Statement on Form S-3, No. 333-23045).
     3.2  Bylaws of Metris Receivables, Inc. f/k/a Fingerhut Financial
          Services Receivables, Inc. (incorporated by reference to Exhibit 3(b) to the Registrant's Registration Statement on Form S-3, No. 33-99514).
    10.1  Second Amended and Restated Bank Receivables
          Purchase Agreement, dated as of January 22, 2002, between Direct Merchants Credit Card Bank, National
          Association, as Seller, and Metris Companies Inc., as Buyer (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed
          January 24, 2002).
    10.2 Second Amended and Restated Purchase Agreement, dated as of January 22, 2002, between Metris Companies Inc., as Seller, and Metris Receivables, Inc., as Buyer (incorporated by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K filed
          January 24, 2002).
    10.3  Second Amended and Restated Pooling and Servicing
          Agreement, dated as of January 22, 2002, among Metris Receivables, Inc., as Transferor, Direct
          Merchants Credit Card Bank, National Association, as
          Servicer, and U.S. Bank National Association, as
          Trustee (incorporated by reference to Exhibit 4.3 to the Registrant's Current Report on Form 8-K filed
          January 24, 2002).
    10.4 Amendment No. 1 to the Second Amended and Restated Bank Receivables Purchase Agreement, dated as of June 14, 2002, between Metris Companies Inc., as Buyer, and Direct Merchants Credit Card Bank, National Association, as Seller (incorporated by reference to Exhibit
          4.1 to the Registrant's Current Report on Form 8-K filed June 18,
          2002).
    10.5 Amendment No. 1 to the Second Amended and Restated Purchase Agreement, dated as of June 14, 2002, between Metris Receivables, Inc., as Buyer, and Metris Companies Inc., as Seller (incorporated by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K filed June 18, 2002).
    10.6 Amendment No. 1 to the Metris Master Trust Second Amended and Restated Pooling and Servicing Agreement, dated as of June 14, 2002, among Metris Receivables, Inc., as Transferor, Direct Merchants Credit Card Bank, National Association, as Servicer, and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.3 to the Registrant's Current Report on Form 8-K filed June 18, 2002).
    99.1  Annual Servicer's Certificate dated March 27, 2003
          (incorporated by reference to Exhibit 99.1 to the Registrant's Annual Report on Form 10-K filed March 31, 2003).
    99.2  Supplementary Metris Master Trust Data
          (incorporated by reference to Exhibit 99.2 to the Registrant's Annual Report on Form 10-K filed March
          31, 2003).
    99.3 Independent Public Accountant's Review of Agreed Upon Procedures with exceptions (incorporated by reference to Exhibit 99.3 to the Registrant's Annual Report on Form 10-K filed March 31, 2003).
    99.4  KPMG Independent Accounts Report to the Servicer






                                                                  Exhibit 99.4

                KPMG Independent Accounts Report to the Servicer

                         Independent Accountants' Report


The Board of Directors
Direct Merchants Credit Card Bank N.A.:

We have examined management's assertion, included in the accompanying Management's Assertion, that Direct Merchants Credit Card Bank N.A.,
(the Servicer) complied with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform
Single Attestation Program for Mortgage Bankers exclusive of standards I.2., I.4., III.3., III.4., V.2., V.3., and V.4., as of and
for the year ended December 31, 2002. Management is responsible for the Servicer's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Servicer's compliance based on our examination.

Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Servicer's compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Servicer's compliance with the minimum servicing standards.

Our examination disclosed the following material event of noncompliance with the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers minimum servicing standard I.1, applicable to the Servicer for the year ended December 31, 2002. Reconciliations for custodial bank accounts and related bank clearing accounts were not prepared.

In our opinion, with the exception of the material noncompliance described in the third paragraph, management's assertion that the Servicer complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2002 is fairly stated, in all material respects.






Minneapolis, Minnesota
April 4, 2003







                             Management's Assertion


As of and for the year ended December 31, 2002, Direct Merchants Credit Card Bank N.A., (the "Servicer") complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers, except for the following:

o Minimum servicing standards I.2., I.4., III.3., III.4., V.2., V.3., and V.4., which the Servicer has interpreted as being inapplicable to credit card servicing.

o Minimum servicing standard I.1 which the Servicer was not in compliance with at December 31, 2002 because reconciliations for custodial bank accounts and related bank clearing accounts had not been prepared. In April 2003, the Servicer completed these bank reconciliations.

As of and for the same period, the Servicer had in effect a fidelity bond, and errors and omissions policies in the amount of $55 million.



         /s/ Scott R. Fjellman
Name:    Scott R. Fjellman
Title:   Senior Vice President, Treasurer & Cashier



Date: May 9, 2003