Form 10-K
period 2003-12-31
METRIS RECEIVABLES INC; METRIS MASTER TRUST
filed 2004-03-30
CIK 1003563, 1003564

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              --------------------

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                                 0-23961
December 31, 2003                                         Commission file number

                            METRIS RECEIVABLES, INC.
              (Originator/Transferor of the Trust Described Herein)
                                  on behalf of
                               METRIS MASTER TRUST
                           (Issuer of the Securities)
             (Exact name of registrant as specified in its charter)

        DELAWARE                                        41-1810301
(State of Incorporation)                    (I.R.S. Employer Identification No.)

              10900 WAYZATA BOULEVARD, MINNETONKA, MINNESOTA 55305
                    (Address of principal executive offices)

                                 (952) 417-5645
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Floating Rate Asset Backed Securities, Series 1999-1, Class A Floating Rate Asset Backed Securities, Series 1999-2, Class A Floating Rate Asset Backed Securities, Series 2001-3, Class A Floating Rate Asset Backed Securities, Series 2002-3, Class A

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part II of the Form 10-K or any amendment to this form 10-K. [X]

         Indicate by check mark whether the Registrant is an accelerated filer (as defined in rule 12b-2 of the Act). Yes [ ] No [X]

         State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant's most recently completed second fiscal quarter:

         The Registrant has no voting stock or class of common stock outstanding as of the date of this report.

                       DOCUMENTS INCORPORATED BY REFERENCE

         No documents are being incorporated by reference.

                                TABLE OF CONTENTS

                                                                                        PAGE
                                                                                        ----
PART I

Item 1     Business.................................................................     1

Item 2     Properties...............................................................     1

Item 3     Legal Proceedings........................................................     1

Item 4     Submission of Matters to a Vote of Security Holders......................     3

PART II

Item 5     Market for Registrant's Common Equity and Related Stockholder Matters....     3

Item 6     Selected Financial Data..................................................     3

Item 7     Management's Discussion and Analysis of Financial Condition and
           Results of Operations....................................................     3

Item 7A.   Qualitative and Quantitative Disclosure About Market Risk................     3

Item 8     Financial Statements and Supplementary Data..............................     3

Item 9     Changes in and Disagreements with Accountants on Accounting and
           Financial Disclosure.....................................................     3

PART III

Item 10    Directors and Executive Officers of the Registrant.......................     3

Item 11    Executive Compensation...................................................     3

Item 12    Security Ownership of Certain Beneficial Owners and Management...........     3

Item 13    Certain Relationships and Related Transactions...........................     4

Item 14.   Controls and Procedures..................................................     4

PART IV

Item 15.   Exhibits, Financial Statement Schedules and Reports on Form 8-K..........     4

Signatures .........................................................................     5

PART I

ITEM 1.  BUSINESS

         The Metris Master Trust (the "Trust" or the "Registrant") was originated by Metris Receivables, Inc. f/k/a Fingerhut Financial Services Receivables Inc. ("MRI" or "Transferor"), as Transferor under the Second Amended and Restated Pooling and Servicing Agreement dated as of January 22, 2002, as amended on June 14, 2002 (the "Pooling and Servicing Agreement"). The Pooling and Servicing Agreement is supplemented by various series supplements providing for the issuance of securities in series. Publicly registered and outstanding series of securities of the Trust as of December 31, 2003 are the Series 1999-1 Securities, Series 1999-2 Securities, Series 1999-3 Securities, Series 2000-1 Securities, Series 2000-3 Securities, Series 2001-1 Securities, Series 2001-2 Securities, Series 2001-3 Securities, Series 2001-4 Securities, Series 2002-3 Securities, and Series 2002-4 Securities (collectively referred to as the "Securities"). The Securities represent interests in the Trust only and do not represent interests in or obligations of Metris Receivables, Inc., Direct Merchants Credit Card Bank, National Association ("Direct Merchants Bank"), Metris Companies Inc. ("MCI") or any affiliate thereof. The Trust's only business is to act as a passive conduit to permit investing in a pool of credit card receivables arising in consumer open-end credit card accounts.

         The Registrant has prepared this Form 10-K in reliance upon various no-action letters issued by the staff of the Securities and Exchange Commission (the "Commission") to other trusts which are substantially similar to the Trust. Items designated herein as "Not Applicable" have been omitted as a result of this reliance.

ITEM 2.  PROPERTIES

         The assets of the Trust (the "Trust Assets") include a portfolio of receivables (the "Receivables") generated from time to time in a portfolio of consumer open-end credit card accounts (the "Accounts"), funds collected or to be collected in respect of the Receivables, monies on deposit in certain accounts of the Trust, funds collected or to be collected with respect to any enhancement with respect to a particular series or class. The Trust Assets are expected to change over the life of the Trust as receivables in consumer open-end credit card accounts and other open-end credit card accounts and related assets are included in the Trust and as Receivables arising in Accounts included in the Trust are charged-off or removed. Exhibits 99.1, 99.2 and 99.3 to this Report on Form 10-K set forth certain information relating to the Transferor's fiscal year ended December 31, 2003. Such information, which was derived from the monthly servicer Settlement Statements relating to such period as delivered to the Trustee pursuant to the Pooling and Servicing Agreement, is incorporated herein by reference.

ITEM 3.  LEGAL PROCEEDINGS

         The Transferor is not aware of any material pending litigation or other legal proceedings involving the Trust or the Trustee with respect to the Securities or the Trust Assets. The Transferor is aware that the Servicer (Direct Merchants Bank) and MCI are parties to various legal proceedings resulting from ordinary business activities relating to their regular operations.

METRIS COMPANIES INC. SEC NOTIFICATIONS:

         On August 5, 2003, MCI received notification from the SEC that it was the subject of a formal, nonpublic investigation. MCI believes that this investigation initially related primarily to the MCI's treatment of its "Allowance for loan losses" in 2001 and subsequent years, MCI's 2001 credit line increase program and other related matters. On December 9, 2003, it received notification that the scope of the investigation was expanded to include matters related to its valuation of "Retained interests in loans securitized." MCI subsequently has received additional SEC subpoenas and requests for information on related and other financial accounting and the above matters. The SEC has advised the MCI that this is a fact-finding inquiry and that it has not reached any conclusions related to this matter. MCI is responding fully to the SEC in its investigation.

DIRECT MERCHANTS BANK ENTERED INTO A MODIFIED OPERATING AGREEMENT:

         As part of its normal periodic examination process, the Office of the Comptroller of the Currency ("OCC") may, in its sole discretion, require banks to modify or stop current practices based on the OCC's interpretation of its guidelines. On March 18, 2003, Direct Merchants Bank entered into an operating agreement with the OCC, which was filed with the Securities and Exchange Commission as an exhibit to a current report on Form 8-K on March 19, 2003. The terms of the Operating Agreement required Direct Merchants Bank and MCI to enter into a Capital Assurance and Liquidity Maintenance Agreement ("CALMA") which also was executed on March 18, 2003. The effect of the CALMA is to potentially require MCI to make such capital infusions or provide Direct Merchants Bank with financial assistance so as to permit Direct Merchants Bank to meet its liquidity requirements. Although the Operating Agreement was terminated and replaced with a Modified Operating Agreement, effective December 11, 2003, the CALMA is still in place and effective between Direct Merchants Bank and MCI. In compliance with the Operating Agreement, Direct Merchants Bank has established restricted deposits with third-party depository banks for the purpose of supporting Direct Merchants Bank's funding needs.

         On December 11, 2003, Direct Merchants Bank entered into a "Modified Operating Agreement" with the OCC and terminated the original operating agreement. On December 12, 2003, MCI filed the Modified Operating Agreement with the Securities and Exchange Commission as an exhibit to a current report on Form 8-K. The Modified Operating Agreement requires, among other things, the following:

     - The Bank must maintain capital at the dollar level reported on the September 30, 2003 Call Report, unless otherwise approved by the OCC. The Bank may continue to pay dividends in accordance with applicable statutory and regulatory requirements, provided capital remains at the aforementioned level.

     - The Bank shall maintain, at a minimum, liquid assets of not less then $35 million or 100% of the average highest daily funding requirement for managed receivables.

     - The Bank is required to continue to comply with the terms of the Liquidity Reserve Deposit Agreement and the CALMA.

     -   The Bank and MCI are required to comply with the terms of the CALMA.


         If the OCC were to conclude that the Bank failed to adhere to any provision of the Modified Operating Agreement, the OCC could pursue various enforcement options.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  Not applicable.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDERS MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

                  Not applicable.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a)      1.       Financial Statements:                  Not Applicable

                  2.       Financial Statement Schedules:         Not Applicable

                  3.       See Exhibit Index.

         (b) Each month the Transferor files a Current Report or Form 8-K which includes, as exhibits, copies of the monthly servicer's Settlement Statements relating to the preceding monthly period, which certificates are required to be delivered to the Trustee under the terms of the Pooling and Servicing Agreement. The following reports on Form 8-K or 8-K/A were filed during the fourth fiscal quarter of 2003.

Filing Date of Report              Items Covered
---------------------              -------------
October  15, 2003                      5 & 7
November 14, 2003                      5 & 7
November 21, 2003                      5 & 7
December 15, 2003                      5 & 7

         (c)      See Exhibit Index.

         (d)      Not applicable.

                                    SIGNATURE

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on this 30th day of March, 2004.

                                      METRIS RECEIVABLES, INC., as
                                      originator of the Metris Master Trust

                                      By:    /s/Scott R. Fjellman
                                             -----------------------------------
                                      Name:  Scott R. Fjellman
                                      Title: Senior Vice President and Treasurer

                                INDEX TO EXHIBITS

Exhibit Number             Description of Exhibit

     3.1 Amended and Restated Certificate of Incorporation of Metris Receivables, Inc. (incorporated by reference to Exhibit 3(a) to the Registrant's Registration Statement on Form S-3, No. 333-23045)

     3.2 Bylaws of Metris Receivables, Inc. f/k/a Fingerhut Financial Services Receivables, Inc. (incorporated by reference to
                  Exhibit 3(b) to the Registrant's Registration Statement on Form S-3, No. 33-99514)

     10.1 Second Amended and Restated Bank Receivables Purchase Agreement, dated as of January 22, 2002, between Direct Merchants Credit Card Bank, National Association, as Seller, and Metris Companies Inc., as Buyer (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed January 24, 2002)

     10.2 Second Amended and Restated Purchase Agreement, dated as of January 22, 2002, between Metris Companies Inc., as Seller, and Metris Receivables, Inc., as Buyer (incorporated by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K filed January 24, 2002)

     10.3 Second Amended and Restated Pooling and Servicing Agreement, dated as of January 22, 2002, among Metris Receivables, Inc., as Transferor, Direct Merchants Credit Card Bank, National Association, as Servicer, and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.3 to the Registrant's Current Report on Form 8-K filed January 24,
                  2002)

     10.4 Amendment No. 1 to the Second Amended and Restated Bank Receivables Purchase Agreement, dated as of June 14, 2002, between Metris Companies Inc., as Buyer, and Direct Merchants Credit Card Bank, National Association, as Seller (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed June 18, 2002)

     10.5 Amendment No. 1 to the Second Amended and Restated Purchase Agreement, dated as of June 14, 2002, between Metris Receivables, Inc., as Buyer, and Metris Companies Inc., as Seller (incorporated by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K filed June 18, 2002)

     10.6 Amendment No. 1 to the Metris Master Trust Second Amended and Restated Pooling and Servicing Agreement, dated as of June 14, 2002, among Metris Receivables, Inc., as Transferor, Direct Merchants Credit Card Bank, National Association, as Servicer, and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.3 to the Registrant's Current Report on Form 8-K filed June 18, 2002)

     31.1         Certification of Principal Executive Officer Pursuant to
                  Section 1350 of Chapter 63 of Title 18 of the United States Code.

     99.1         Annual Servicer's Certificate dated March 30, 2004

     99.2         Supplementary Metris Master Trust Data

     99.3         KPMG Independent Accountants' Report to the Servicer