Form 10-K
period 2004-12-31
METRIS RECEIVABLES INC
filed 2005-03-16
CIK 1003563

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              --------------------

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                               0-23961
December 31, 2004                                Commission file number

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

Floating Rate Asset Backed Securities, Series 1999-2, Class A Floating Rate Asset Backed Securities, Series 1999-3, Class A Floating Rate Asset Backed Securities, Series 2000-1, Class A Floating Rate Asset Backed Securities, Series 2000-1, Class B Floating Rate Asset Backed Securities, Series 2000-3, Class A Floating Rate Asset Backed Securities, Series 2000-3, Class B Floating Rate Asset Backed Securities, Series 2001-2, Class A Floating Rate Asset Backed Securities, Series 2001-2, Class B Floating Rate Asset Backed Securities, Series 2002-3, Class A Floating Rate Asset Backed Securities, Series 2002-4, Class A Floating Rate Asset Backed Securities, Series 2004-1, Class A Floating Rate Asset Backed Securities, Series 2004-2, Class A Floating Rate Asset Backed Securities, Series 2004-2, Class M Floating Rate Asset Backed Securities, Series 2004-2, Class B

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing
requirements for the past 90 days.    Yes X    No

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
Form 10-K or any amendment to this form 10-K.    X

         Indicate by check mark whether the Registrant is an accelerated filer
(as defined in rule 12b-2 of the Act).  Yes    No X

         The Registrant has no voting or non-voting common equity held by non-affiliates and meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K. Disclosure pursuant to Item 405 is not required.


                       DOCUMENTS INCORPORATED BY REFERENCE

         No documents are being incorporated by reference.

                                TABLE OF CONTENTS

PART I                                                                      Page

Item 1     Business...........................................................1

Item 2     Properties.........................................................1

Item 3     Legal Proceedings..................................................1

Item 4     Submission of Matters to a Vote of Security Holders................3

PART II

Item 5     Market for Registrant's Common Equity, Related Stockholder Matters
           and Issuer Purchases of Equity Securities..........................3

Item 6     Selected Financial Data............................................3

Item 7     Management's Discussion and Analysis of Financial Condition and
           Results of Operations..............................................4

Item 7A    Qualitative and Quantitative Disclosure About Market Risk..........4

Item 8     Financial Statements and Supplementary Data........................4

Item 9     Changes in and Disagreements with Accountants on Accounting and
           Financial Disclosure...............................................4

Item 9A    Controls and Procedures............................................4

Item 9B    Other Information..................................................4

PART III

Item 10    Directors and Executive Officers of the Registrant.................4

Item 11    Executive Compensation.............................................4

Item 12    Security Ownership of Certain Beneficial Owners and Management
           and Related Stockholder Matters....................................4

Item 13    Certain Relationships and Related Transactions.....................4

Item 14    Principal Accountant Fees and Services.............................4


PART IV

Item 15    Exhibits and Financial Statement Schedules.........................5

Signatures....................................................................6

PART I

Item 1.    Business

         The Metris Master Trust (the "Trust" or the "Registrant") was originated by Metris Receivables, Inc. f/k/a Fingerhut Financial Services Receivables Inc. ("MRI" or "Transferor"), as Transferor under the Second Amended and Restated Pooling and Servicing Agreement dated as of January 22, 2002, as amended on June 14, 2002 (the "Pooling and Servicing Agreement"). The Pooling and Servicing Agreement is supplemented by various series supplements providing for the issuance of securities in series. Publicly registered and outstanding series of securities of the Trust as of December 31, 2004 are the Series 1999-2 Securities, Series 1999-3 Securities, Series 2000-1 Securities, Series 2000-3 Securities, Series 2001-2 Securities, Series 2002-3 Securities, Series 2002-4 Securities, Series 2004-1 Securities and Series 2004-2 Securities (collectively referred to as the "Securities"). The Securities represent interests in the Trust only and do not represent interests in or obligations of MRI, Direct Merchants Credit Card Bank, National Association ("Direct Merchants Bank" or the "Bank"), Metris Companies Inc. ("MCI") or any affiliate thereof. The Trust's only business is to act as a passive conduit to permit investments in a pool of credit card receivables arising in consumer open-end credit card accounts.

         The Registrant has prepared this Annual Report on Form 10-K in reliance upon various no-action letters issued by the staff of the Securities and Exchange Commission (the "Commission") to other trusts which are substantially similar to the Trust. Items designated herein as "Not Applicable" have been omitted as a result of this reliance.

Item 2.    Properties

         The assets of the Trust (the "Trust Assets") include a portfolio of receivables (the "Receivables") generated from time to time in a portfolio of consumer open-end credit card accounts (the "Accounts"), funds collected or to be collected in respect of the Receivables, monies on deposit in certain accounts of the Trust, funds collected or to be collected with respect to any enhancement with respect to a particular series or class. The Trust Assets are expected to change over the life of the Trust as Receivables in Accounts and other open-end credit card accounts and related assets are included in the Trust and as Receivables arising in Accounts included in the Trust are charged-off or removed.

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


Regulatory Matters:

MCI SEC Investigation

         On August 5, 2003, MCI received notification from the SEC that it is the subject of a formal, nonpublic investigation. MCI believes that the investigation initially related primarily to its treatment of the "Allowance for loan losses" in 2001 and subsequent years, its 2001 credit line increase program and other related matters. On December 9, 2003, MCI received notification that the scope of the investigation was expanded to include matters related to its valuation of "Retained interests in loans securitized." MCI has subsequently received additional SEC subpoenas and requests for information on related and other financial accounting issues, as well as the above matters. The SEC has advised MCI that this is a fact-finding inquiry and that it has not reached any conclusions related to this matter. MCI is responding fully to the SEC in its investigation. The SEC has informed MCI that it is reviewing the information and documents that they have submitted. The SEC also has taken testimony from certain of MCI's current and former officers and directors in connection with its investigation. At this time, MCI cannot predict what the results of the investigation will be. If the SEC determines that MCI or its officers and directors violated federal securities laws or the SEC's rules and regulations, MCI could be subject to an SEC enforcement action, including potential fines and penalties, which could materially adversely affect its results of operations or financial condition. MCI cannot provide assurance that the resolution of the SEC investigation will not necessitate further amendments or restatements to its previously filed reports. MCI does not believe, however, that it or its officers or directors have violated any such laws, rules or regulations.

May 2001 Consent Order

         Regulators, including the Office of the Comptroller of the Currency ("OCC"), regulate Direct Merchants Bank's activities. These regulators are authorized to impose penalties for violations of various federal consumer protection laws and, in certain cases, to order a national bank to pay restitution to cardholders. Direct Merchants Bank's activities as a credit card lender are subject to regular review and examination by federal regulators to assess compliance with these laws.

         On May 3, 2001, Direct Merchants Bank entered into a consent order with the OCC. The consent order required Direct Merchants Bank to pay approximately $3.2 million in restitution. Under the terms of the consent order, Direct Merchants Bank made no admission or agreement on the merits of the OCC's assertions. The restitution as required by the OCC consent order was paid and is reflected in MCI's December 31, 2001 financial statements. In October 2002, the OCC advised that Direct Merchants Bank is in full compliance with the consent order. Furthermore, the OCC made a determination not to assess civil money penalties.

Direct Merchants Bank Modified Operating Agreement

         The OCC has imposed on the Bank certain restrictions. The Bank and MCI have entered into a Capital Assurance and Liquidity Maintenance Agreement ("CALMA"). The CALMA requires MCI to make such capital infusions or provide the Bank with financial assistance so as to permit the Bank to meet its liquidity requirements. The Bank also has entered into a Liquidity Reserve Deposit Agreement ("LRDA") under which the Bank has established restricted deposits with third-party depository banks for the purpose of supporting the Bank's funding needs. These deposits are invested in short-term liquid investments and are classified on the balance sheet as "Liquidity reserve deposit." As of December 31, 2004, the balance of the liquidity reserve deposit was $79.7 million.

         The Bank and MCI also have entered into a Modified Operating Agreement with the OCC that requires, among other things, the following:

- The Bank must maintain capital at the dollar amount reported on its September 30, 2003 Call Report ($213 million), unless otherwise approved by the OCC.

- The Bank may continue to pay dividends in accordance with applicable statutory and regulatory requirements, provided capital remains at the required level.

- The Bank must maintain liquid assets at the greater of $35 million or 100% of the average highest daily funding requirement for managed receivables ($31.5 million at December 31, 2004).

-    The Bank must comply with the terms of the LRDA and the CALMA.

-    MCI must comply with the terms of the CALMA.

         Direct Merchants Bank and MCI believe that the Bank and MCI are currently in compliance with all terms of the Modified Operating Agreement. If the OCC were to conclude that the Bank or MCI failed to adhere to any provision of the Modified Operating Agreement, the OCC could pursue various enforcement options. If any of these options were to be pursued by the OCC, it could have a material adverse effect on MCI's operations or capital position.

Item 4.    Submission of Matters to a Vote of Security Holders

         Not applicable.

PART II

Item 5. Market for the Registrant's Common Equity, Related Stockholders Matters and Issuer Purchases of Equity Securities

         Each Class of the Securities is represented by a single Security of such Class registered in the name of Cede & Co., the nominee of The Depository Trust Company. Although the Securities trade in the over-the-counter market to a limited extent, to the best knowledge of the Registrant, there is no established public trading market for any Class of the Securities.

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

Item 9A.   Controls and Procedures

         Not applicable.

Item 9B.   Other Information

         None.

PART III

Item 10.   Directors and Executive Officers of the Registrant

         Not applicable.

Item 11.   Executive Compensation

         Not applicable.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

         Not applicable.

Item 13.   Certain Relationships and Related Transactions

         Not applicable.

Item 14.   Principal Accountant Fees and Services

         Not applicable.

PART IV

Item 15.   Exhibits and Financial Statement Schedules

         (a) 1. Financial Statements: Not applicable

             2. Financial Statement Schedules: Not applicable

             3. See Exhibit Index.

         (b) See Exhibit Index.

         (c) Not applicable.

                                    SIGNATURE

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on this 16th day of March, 2005.

                       METRIS RECEIVABLES, INC., as
                       originator of the Metris Master Trust


                       By:     /s/Scott R. Fjellman
                       Name:   Scott R. Fjellman
                       Title:  Senior Vice President and Treasurer

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

  10.4 Amendment No. 1 to the Second Amended and Restated Bank Receivables Purchase Agreement, dated as of June 14, 2002, between Metris Companies Inc., as Buyer, and Direct Merchants Credit Card Bank, National Association, as Seller (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed June 18, 2002)

  10.5 Amendment No. 1 to the Second Amended and Restated Purchase Agreement, dated as of June 14, 2002, between Metris Receivables, Inc., as Buyer, and Metris Companies Inc., as Seller (incorporated by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K filed June 18, 2002)

  10.6 Amendment No. 1 to the Metris Master Trust Second Amended and Restated Pooling and Servicing Agreement, dated as of June 14, 2002, among Metris Receivables, Inc., as Transferor, Direct Merchants Credit Card Bank, National Association, as Servicer, and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.3 to the Registrant's Current Report on Form 8-K filed June 18, 2002)

  31.1             Certification of Principal Executive Officer Pursuant to
                   Section 1350 of Chapter 63 of Title 18 of the United States Code

  99.1             Annual Servicer's Certificate dated March 16, 2005

  99.2             Supplementary Metris Master Trust Data

  99.3             KPMG Independent Accountants' Report to the Servicer